Form 10-Q
period 1995-09-30
FOGELMAN MORTGAGE L P I
filed 1995-11-14
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-19123

                            FOGELMAN MORTGAGE L.P. I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Tennessee                                                             62-1317805
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                            Identification No.)

One Seaport Plaza, New York, New York                                 10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $27,794,580      $28,520,644
Cash and cash equivalents                                                2,255,715        1,774,337
Deferred General Partner's fees (net of accumulated
  amortization of $1,695,569 and $1,542,947 at
  September 30, 1995 and December 31, 1994, respectively)                  743,431          896,053
                                                                      -------------     ------------
Total assets                                                           $30,793,726      $31,191,034
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   535,209      $   199,683
Due to affiliates                                                          117,387           83,933
Accrued expenses                                                            35,741           39,375
                                                                      -------------     ------------
Total liabilities                                                          688,337          322,991
                                                                      -------------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       30,298,581       31,053,609
General Partner                                                           (193,192)        (185,566)
                                                                      -------------     ------------
Total partners' capital                                                 30,105,389       30,868,043
                                                                      -------------     ------------
Total liabilities and partners' capital                                $30,793,726      $31,191,034
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended          Three months ended
                                                       September 30,               September 30,
                                                 -------------------------     ---------------------
                                                    1995           1994          1995         1994
----------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties     $1,911,071     $1,449,303     $564,946     $344,048
Interest income from cash equivalents                80,082         42,717       26,393       16,758
                                                 ----------     ----------     --------     --------
                                                  1,991,153      1,492,020      591,339      360,806
                                                 ----------     ----------     --------     --------
EXPENSES
General and administrative                          101,674        106,551       31,948       35,821
Amortization of deferred General Partner's
  fees                                              152,622        152,622       50,874       50,874
                                                 ----------     ----------     --------     --------
                                                    254,296        259,173       82,822       86,695
                                                 ----------     ----------     --------     --------
Net income                                       $1,736,857     $1,232,847     $508,517     $274,111
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Unitholders                                      $1,548,472     $1,049,503     $446,426     $214,365
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General Partner:
Special distribution                             $  172,743     $  172,743     $ 57,581     $ 57,581
Other                                                15,642         10,601        4,510        2,165
                                                 ----------     ----------     --------     --------
                                                 $  188,385     $  183,344     $ 62,091     $ 59,746
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per depositary unit                   $    28.57     $    19.36     $   8.24     $   3.95
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994             $31,053,609     $(185,566)    $30,868,043
Net income                                                   1,548,472       188,385       1,736,857
Distributions                                               (2,303,500)     (196,011)     (2,499,511)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--September 30, 1995            $30,298,581     $(193,192)    $30,105,389
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            1995            1994
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                    $ 2,637,135     $ 2,170,234
Interest received from cash equivalents                                       80,082          42,717
Cash received for tax obligations of underlying properties                   479,079         535,573
Cash paid for tax obligations of underlying properties                      (143,553)       (135,615)
General and administrative expenses paid                                     (71,854)       (104,471)
                                                                         -----------     -----------
Net cash provided by operating activities                                  2,980,889       2,508,438
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (2,499,511)     (2,431,077)
                                                                         -----------     -----------
Net increase in cash and cash equivalents                                    481,378          77,361
Cash and cash equivalents at beginning of period                           1,774,337       2,005,450
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 2,255,715     $ 2,082,811
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $ 1,736,857     $ 1,232,847
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred General Partner's fees                              152,622         152,622
Equity income from the underlying properties                              (1,911,071)     (1,449,303)
Interest received from mortgage loans                                      2,637,135       2,170,234
Changes in:
Deposits held for tax obligations of underlying properties                   335,526         399,958
Accrued expenses                                                              (3,634)        (11,210)
Due to affiliates                                                             33,454          13,290
                                                                         -----------     -----------
Total adjustments                                                          1,244,032       1,275,591
                                                                         -----------     -----------
Net cash provided by operating activities                                $ 2,980,889     $ 2,508,438
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'' or the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were approximately $62,000 and $61,000 for the nine months ended September 30, 1995 and 1994, respectively, and $21,000 and $20,000 for the three months ended September 30, 1995 and 1994, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partner, owns 835 units at September 30, 1995.

C. Contingencies

   There are no material legal proceedings pending by or against the Partnership or its properties.

   PSI, certain of its present and former employees and PBP, among others, have been named defendants in a putative class action filed in U.S. District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). The complaint is a consolidation for pretrial proceedings of previously filed complaints in several federal district courts around the country that were transferred to a single judge of the United States District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation in April 1994. The consolidated complaint alleges violations of the federal and New Jersey RICO statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees and such other and further relief as the court
                                       5
deems just and proper. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case.

   PSI and PBP, along with other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of notice to be provided to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

D. Subsequent Event

   In November 1995, distributions of approximately $813,000 and $8,000 were paid to the Unitholders and General Partner, respectively, for the quarter ended September 30, 1995.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of September 30, 1995, the Partnership has approximately $2,256,000 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses and other costs relating to the operation and administration of the Partnership's business. Cash expended at the property level for improvements impacts the cash flow received from the properties.

   The Partnership's future operating cash requirements and quarterly distributions are expected to be funded by Partnership operations. The distribution for the three months ended September 30, 1995 was funded from current and previous quarters' cash flow from operations.

Results of Operations

   As of September 30, 1995 and 1994, occupancy rates for Westmont were 97.5% and 96.9%, respectively, and 97.5% and 98.6%, respectively, for Pointe Royal. Net income of the Partnership for the nine and three months ended September 30, 1995 increased by approximately $504,000 and $234,000 as compared to the same periods in 1994.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Interest received from mortgage loans for the nine months ended September 30, 1995 and 1994 of approximately $2,637,000 and $2,170,000, respectively, and for the three months ended September 30, 1995 and 1994 of approximately $621,000 and $716,000, respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment. The increase in interest payments of approximately $467,000 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 was the result of improved rental revenues at both properties. The decrease in interest payments of approximately $95,000 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 was primarily due to the timing of the cash expended by the underlying properties for improvements in the respective quarters. Equity income from the underlying properties (which increases the carrying value of the original investment) increased approximately $462,000 and $221,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994. These increases were primarily due to increased rental revenues and decreased depreciation at both properties due to significant amounts of assets becoming fully depreciated.

   Interest income from cash equivalents increased by approximately $37,000 and $10,000 for the nine and three months ended September 30, 1995 as compared to the prior year primarily due to higher average cash balances and interest rates.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's, Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

   3.1 Amended and Restated Certificate and Agreement of Limited Partnership dated November 12, 1986 (incorporated by reference to Registration Statement No. 33-8596 dated November 24, 1986)

   3.2 Second Amendment to Amended and Restated Certificate and Agreement of Limited Partnership dated December 24, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

   27  Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1995
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant