Form 10-K
period 1995-12-31
FOGELMAN MORTGAGE L P I
filed 1996-03-29
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-19123

                            FOGELMAN MORTGAGE L.P. I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                    62-1317805
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

One Seaport Plaza, New York, New York                                 10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(g) of the Act:

                                Depositary Units
--------------------------------------------------------------------------------

                                 Title of class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ CK ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Amended and Restated Certificate and Agreement of Limited Partnership dated November 12, 1986, included as part of the Registration Statement (File No. 33-8596) filed with the Securities and Exchange Commission on November 26, 1986 pursuant to Rule 424(b) under the Securities Act of 1933, as amended on December 24, 1992, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Annual Report to Unitholders for the year ended December 31, 1995 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 8 through 10.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                               Table of Contents

PART I                                                                                        PAGE
Item  1   Business.........................................................................     3
Item  2   Properties.......................................................................     4
Item  3   Legal Proceedings................................................................     4
Item  4   Submission of Matters to a Vote of Unitholders...................................     4
PART II
Item  5   Market for Registrant's Units and Related Unitholder Matters.....................     5
Item  6   Selected Financial Data..........................................................     5
Item  7   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.....................................................................     5
Item  8   Financial Statements and Supplementary Data......................................     6
Item  9   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.....................................................................     6
PART III
Item 10   Directors and Executive Officers of the Registrant...............................     6
Item 11   Executive Compensation...........................................................     7
Item 12   Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13   Certain Relationships and Related Transactions...................................     7
PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
          Financial Statements and Financial Statement Schedules...........................     8
          Exhibits.........................................................................     8
          Reports on Form 8-K..............................................................    10
SIGNATURES.................................................................................    13

                                     PART I

Item 1. Business

General

   Fogelman Mortgage L.P. I (the ``Registrant''), a Tennessee limited partnership, was formed on September 4, 1986 and will terminate on December 31, 2016 unless terminated sooner under the provisions of the Second Amendment to Amended and Restated Certificate and Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to invest in mortgage loans with the proceeds raised from the initial sale of 54,200 depositary units (``Units''). The Registrant invested in two mortgage loans (the ``Mortgage Loans'') which provided construction and permanent financing for the development of two multi-family residential apartment complexes. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant is engaged solely in the business of investing in mortgage loans; therefore, presentation of industry segment information is not applicable. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Partner

   The general partner of the Registrant is Prudential-Bache Properties, Inc. (``PBP'' or the ``General Partner'').

Mortgage Loans

   The Registrant holds first mortgages on two properties, Pointe Royal apartments and Westmont apartments (individually, a ``Property'' and collectively, the ``Properties''). The Pointe Royal apartments were financed by the ``Royal View Loan'' and the Westmont apartments were financed by the ``Chesterfield Loan.''

   The Pointe Royal project, which secures the Royal View Loan, is located in Overland Park, Kansas and is a townhouse apartment community consisting of 52 buildings on approximately 35 acres of land. As of December 31, 1995, the monthly rents at the Pointe Royal project range from $560 to $875.

   The Westmont project, which secures the Chesterfield Loan, is located in Chesterfield, Missouri and is an apartment community consisting of 25 buildings on approximately 58 acres of land. As of December 31, 1995, the monthly rents at the Westmont project range from $560 to $790.

                                                                                    Information on
                                                                                 Underlying Properties
                                                                        ---------------------------------------
                                   Original      Interest                             Average
                                   Amount of     Rate on                 Average      Monthly
                                   Mortgage      Mortgage    Maturity   Occupancy      Rental      Rental Units
Property           Closing Date      Loan          Loan        Date       Rates        Rates        Available
---------------- ---------------- -----------  ------------  ---------  ---------  --------------  ------------
Pointe Royal
Overland Park,
Kansas           April 23, 1987   $22,745,000        9.5%       1999        98.3%       $742           437
Westmont
Chesterfield,
Missouri         July 8, 1987      23,320,000        9.5        1999        96.2         664           489
---------------
Average occupancy and rental rates are for the twelve months ended December 31, 1995.

   The interest pay rate has been modified and is equal to the net property cash flow generated by the respective Properties payable monthly (7.7% for 1995), with the difference between the amount actually paid and the original pay rate of 9.5% per annum being accounted for in a separate account for each Property, which itself bears interest at 9.5% per annum (``Unpaid Interest''). The Mortgage Loans require current payments of interest only with balloon payments of the entire principal and Unpaid Interest amounts due from sale or refinancing proceeds or upon maturity. The ultimate collectibility of the Unpaid Interest as well as the full principal of the Mortgage Loans will depend upon the value of the underlying properties which are currently estimated, based on third party appraisals, to be less than the amounts due. However, the estimated property values exceed the Registrant's carrying amount of the Mortgage Loans. A full appraisal for both properties was obtained in 1990 which used the cost, sales comparison and income capitalization approaches to value. These reports were subsequently updated via limited appraisal reports in 1991, 1992 and 1993. Limited appraisal reports consist of an update of the income capitalization approach used to determine a property's market value. The values of Pointe Royal and Westmont estimated in the limited appraisal reports were $22,400,000 and $19,000,000, respectively, as of December 1, 1993.

   Following is the interest received from each of the Registrant's Mortgage Loans as a percentage of total interest received and the equity income on the underlying properties as a percentage of total equity income:

                     Interest Received                    Equity Income
                   ----------------------             ----------------------
                   1995     1994     1993             1995     1994     1993
                   ----     ----     ----             ----     ----     ----
Pointe Royal       49.4%    36.7%    49.4%            46.8%    41.2%    50.4%
Westmont           50.6%    63.3%    50.6%            53.2%    58.8%    49.6%

   For summary financial statements of the underlying properties, see Note G to the financial statements in the Registrant's Annual Report to Unitholders for the year ended December 31, 1995 (``Registrant's Annual Report'') which is filed as an exhibit hereto.

Competition

   The General Partner has formed various entities to engage in businesses which may be competitive with the Registrant. Both of the Properties collateralizing the Mortgage Loans are located in markets where the property manager manages other apartment complexes.

   The Registrant's business is affected by competition to the extent that the underlying properties from which it derives interest payments are subject to competition from neighboring properties. The Westmont apartments are located in the St. Louis metropolitan area and the Pointe Royal apartments are located in the Kansas City metropolitan area. The Properties' occupancy and rental rates are comparable to their competitors. There are new complexes under construction with expected completion dates during 1996 and 1997 that could become future competitors in Pointe Royal's market.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. The General Partner receives compensation and reimbursement of expenses in connection with such activities as described in Sections 9 and 10 of the Partnership Agreement. See Note E to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note F to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

   As of March 1, 1996 there were 5,553 holders of record owning 54,200 Units. A significant secondary market for the Units has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders during the following calendar quarters.

   Quarter Ended        1995        1994
-------------------    -------     -------
March 31               $13.75      $13.75
June 30                 13.75       13.75
September 30            15.00       13.75
December 31             15.00       13.75

   There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1995 were funded from current operations. Approximately $1,434,000 and $1,231,000 of the distributions paid to Unitholders during 1995 and 1994, respectively, represent a return of capital on a generally accepted accounting principles (GAAP) basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income allocated to Unitholders. The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from cash generated by operations, which may be supplemented by previously undistributed cash from operations. For discussion of other factors that may affect future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1995          1994          1993          1992          1991
                                 -----------   -----------   -----------   -----------   -----------
  Equity income from the
     underlying properties       $ 2,166,858   $ 2,267,243   $ 2,082,554   $ 1,851,372   $ 1,321,026
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Legal settlement               $        --   $        --   $        --   $(2,152,000)  $        --
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Net income (loss)              $ 1,929,656   $ 1,997,698   $ 1,773,686   $  (685,682)  $   941,450
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Net income (loss) per Unit     $     31.04   $     32.28   $     28.19   $    (16.73)  $     12.99
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Total assets                   $29,783,810   $31,191,034   $32,349,343   $33,668,524   $37,127,445
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Total Unitholder
     distributions               $ 3,116,500   $ 2,981,000   $ 2,879,387   $ 2,511,505   $ 2,303,360
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Unitholder
     distributions per Unit      $     57.50   $     55.00   $     53.13   $     46.34   $     42.50
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The Registrant, the Registrant's General Partner and its directors and executive officers, and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and Unitholders who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and Unitholders who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Thomas F. Lynch, III            President, Chief Executive Officer,
                                  Chairman of the Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of

PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

   There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partners for services provided to the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1996, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 1, 1996, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 1, 1996, no beneficial owners who are neither a director nor officer of the General Partner beneficially own more than five percent (5%) of the Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A and E to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                           Page in
                                                                                        Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  1.   Financial Statements and Independent Auditors' Report--Incorporated by
          reference to the Registrant's Annual Report which is filed as an exhibit hereto
                                                                                                2
          Independent Auditors' Report
          Financial Statements:
                                                                                                3
          Statements of Financial Condition--December 31, 1995 and 1994
                                                                                                4
          Statements of Operations--Three years ended December 31, 1995
                                                                                                4
          Statements of Changes in Partners' Capital--Three years ended
          December 31, 1995
                                                                                                5
          Statements of Cash Flows--Three years ended December 31, 1995
                                                                                                6
          Notes to Financial Statements

     2.   Financial Statement Schedule and Independent Auditors' Report
          Independent Auditors' Report on Schedule
          Schedule:
          IV--Mortgage Loans on Real Estate--December 31, 1995
          Separate Financial Statements for Pointe Royal Project and Westmont Project
          Financial Statements:
          Independent Auditors' Report
          Statements of Assets and Liabilities--December 31, 1995 and 1994
          Statements of Revenues and Expenses--Three years ended December 31, 1995
          Statements of Cash Flows--Three years ended December 31, 1995
          Notes to Financial Statements
          All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
     3.   Exhibits
          Description:
          3.1    Amended and Restated Certificate and Agreement of Limited Partnership dated
                 November 12, 1986 (incorporated by reference to Registration Statement No.
                 33-8596 dated November 24, 1986)
          3.2    Second Amendment to Amended and Restated Certificate and Agreement of
                 Limited Partnership dated December 24, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.1   Loan Agreement, as amended, dated July 7, 1987, between FPI Royal View,
                 Ltd., L.P. and the Registrant (incorporated by reference to the Registrant's
                 Current Report on Form 8-K filed July 8, 1987)
          10.2   Loan Agreement dated July 7, 1987, between FPI Chesterfield, L.P. and the
                 Registrant (incorporated by reference to the Registrant's Current Report on
                 Form 8-K filed July 8, 1987)

          10.3   Promissory Note Modification Agreement dated April 23, 1987 between FPI
                 Royal View, Ltd., L.P., The Merchants Bank and the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K filed April 23,
                 1987)
          10.4   Promissory Note Modification Agreement dated as of January 1, 1990 between
                 FPI Chesterfield, L.P. and the Registrant (incorporated by reference to the
                 Registrant's Report on Form 8-K dated January 16, 1991)
          10.5   Amendment to Loan Agreement dated as of January 1, 1990 between the
                 Registrant and FPI Chesterfield, L.P. (incorporated by reference to the
                 Registrant's Current Report on Form 8-K dated January 16, 1991)
          10.6   Second Amendment to Loan Agreement between the Registrant and FPI Royal
                 View, Ltd., L.P. (incorporated by reference to the Registrant's Current
                 Report on Form 8-K dated January 16, 1991)
          10.7   First Amendment to Deed of Trust, Assignment of Rents and Leases and
                 Security Agreement dated as of January 1, 1990 between FPI Chesterfield,
                 L.P. and the Registrant (incorporated by reference to the Registrant's
                 Current Report on Form 8-K dated January 16, 1991)
          10.8   Second Promissory Note Modification Agreement dated as of January 1, 1990 between FPI Royal View, Ltd., L.P. and the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 16,
                 1991)
          10.9   First Amendment to Mortgage and Security Agreement Modification Agreement
                 dated as of January 1, 1990 between FPI Royal View Ltd., L.P. and the
                 Registrant (incorporated by reference to the Registrant's Current Report on
                 Form 8-K dated January 16, 1991)
          10.10  Guaranty dated as of July 8, 1987 by Avron B. Fogelman (``ABF'') in favor of the Registrant with respect to the indebtedness of FPI Chesterfield, L.P.
                 (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 16, 1991)
          10.11  Guaranty dated as of April 23, 1987 by ABF in favor of the Registrant with respect to the indebtedness of FPI Royal View Ltd., L.P. (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 16,
                 1991)
          10.12  Assignment of Partnership Interest by Fogelman Assignor L.P., Inc. to
                 Prudential-Bache Investor Services II, Inc. dated December 14, 1992
                 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
          10.13  Assignment of Partnership Interest by Fogelman Mortgage Partners I, Inc. to
                 Prudential-Bache Properties, Inc. dated December 14, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992)
          10.14  Assignment of Partnership Interest by ABF to Prudential-Bache Properties,
                 Inc. dated December 14, 1992 (incorporated by reference to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31, 1992)
          10.15  Second Amendment to Loan Agreement dated as of December 24, 1992 between the
                 Registrant and FPI Chesterfield, L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.16  Release, Discharge and Cancellation of Guaranty between the Registrant and
                 Avron B. Fogelman dated December 24, 1992 (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)

          10.17  Third Amendment to Loan Agreement dated December 24, 1992 between the Regis-
                 trant and FPI Royal View, Ltd., L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          13.1   Registrant's Annual Report to Unitholders for the year ended December 31,
                 1995 (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
          19.1   First Amendment to Amended and Restated Certificate and Agreement of Limited
                 Partnership dated December 31, 1991 (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          19.2   Amended Stipulation of Settlement dated February 25, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992)
27               Financial Data Schedule (filed herewith)
(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(LOGO)               Two World Financial Center        Telephone: (212) 436-2000
                     New York, New York 10281-1414     Facsimile: (212) 436-5000

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Fogelman Mortgage L.P. I
New York, New York

We have audited the financial statements of Fogelman Mortgage L.P. I (a Tennessee Limited Partnership) as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 12, 1996; such financial statements and report are included in your 1995 Annual Report to Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Fogelman Mortgage L.P. I, listed in Item 14. This financial statement schedule is the responsibility of the General Partner. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte Touche

February 12, 1996

                            FOGELMAN MORTGAGE L.P. I
                   Schedule IV--Mortgage Loans On Real Estate
                               December 31, 1995

MORTGAGE LOANS ON REAL ESTATE

--------------------------------------------------------------------------------------------------------------
                                                                  Periodic
                                              Final maturity      payment                      Face amount of
      Description          Interest rate           date            terms       Prior liens        mortgage
--------------------------------------------------------------------------------------------------------------
Royal View
First Mortgage Loan (A)          9.5%(C)            1999            (C)            None          $22,745,000
Chesterfield
First Mortgage Loan (B)          9.5%(C)            1999            (C)            None           23,320,000
                                                                                               ---------------
                                                                                                 $46,065,000
                                                                                               ---------------
                                                                                               ---------------


                         Carrying amount of
      Description           mortgage (D)
--------------------------------------------------------------
Royal View
First Mortgage Loan (A)     $ 13,642,509
Chesterfield
First Mortgage Loan (B)       13,485,101
                         ------------------
                            $ 27,127,610
                         ------------------
                         ------------------

(A) Multi-family residential apartment complex - Overland Park, Kansas

(B) Multi-family residential apartment complex - Chesterfield, Missouri

(C) The interest pay rate has been modified and is equal to the net property cash flow generated by the respective Properties payable monthly (7.7% for 1995), with the difference between the amount actually paid and the original pay rate of 9.5% per annum being accounted for in a separate account for each Property, which itself bears interest at 9.5% per annum. The Mortgage Loans require current payments of interest only with balloon payments of the entire principal and Unpaid Interest amounts due from sale or refinancing proceeds or upon maturity (the twelfth anniversary of the respective loan closing dates). The Mortgage Loans may be prepaid in whole, but not in part, upon the payment of a prepayment penalty equal to 5% of the outstanding principal balance. Any such prepayment penalty will be in addition to any contingent interest. The penalty decreases 1% per year after the sixth year. There will be no prepayment penalty imposed in the eleventh or twelfth year.

(D) See Note C to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto. No principal amount of the loans is subject to delinquent interest because loans have been modified to a cash flow basis.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 29, 1996
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                    Date: March 29, 1996
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: March 29, 1996
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: March 29, 1996
     ----------------------------------------
     Nathalie P. Maio
     Director

(ICON)       Audited Financial Statements
             Pointe Royal Project

             Years ended December 31, 1995, 1994, and 1993 with Report of Independent Auditors

(LOGO)

                   Pointe Royal Project
                Audited Financial Statements
        Years ended December 31, 1995, 1994 and 1993

                          Contents

Report of Independent Auditors                                          1
Audited Financial Statements
Statements of Assets, Liabilities and Project Deficit                   2
Statements of Revenues and Expenses and Changes in Project Deficit      3
Statements of Cash Flows                                                4
Notes to Financial Statements                                           5

(LOGO)                      -1400 One Commerce Square  -Phone: 901 526 1000
                             Memphis, Tennessee 38103

                        Report of Independent Auditors

To the Partners of
FPI Royal View, Ltd., L.P.

We have audited the accompanying statements of assets, liabilities and project deficit of the Pointe Royal Project (the Project) as of December 31, 1995 and 1994, and the related statements of revenues and expenses and changes in project deficit and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Project for the year ended December
31, 1993 were audited by other auditors whose report dated January
28, 1994, expressed an unqualified opinion on those financial statements and included an emphasis paragraph that described that the fair value of the Project was less than the related principal and accrued interest debt obligations.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Ernst & Young LLP
Ernst & Young LLP

January 27, 1996

                       Pointe Royal Project
                  Statements of Assets, Liabilities and
                         Project Deficit

                                                         December 31
                                                    1995            1994
Assets
Property, at cost                                $22,956,563     $23,091,008
Less accumulated depreciation                     (6,339,063)     (5,710,142)
                                                 -----------     ------------
                                                  16,617,500      17,380,866
Restricted funds and escrows                         164,401         174,589
Cash                                                  86,257         172,457
                                                 -----------     ------------
Total assets                                     $16,868,158     $17,727,912
                                                 -----------     ------------
                                                 -----------     ------------

Liabilities
Mortgage notes payable                           $23,808,000     $23,808,000
Due to FPI Royal View, Ltd., L.P. and
    related entities                               1,232,432       1,219,355
Accrued interest payable                           3,171,596       2,405,075
Accrued real estate taxes                            178,861         143,553
Security deposits                                     73,080          93,861
Other accrued expenses                                35,335         127,558
                                                 -----------     ------------
Total liabilities                                 28,499,304      27,797,402
Project deficit                                  (11,631,146)    (10,069,490)
                                                 -----------     ------------
Total liabilities and project deficit            $16,868,158     $17,727,912
                                                 -----------     ------------
                                                 -----------     ------------

See accompanying notes.

                             Pointe Royal Project
                      Statements of Revenues and Expenses and
                           Changes in Project Deficit

                                                Year ended December 31
                                    1995             1994            1993
Revenues
Rental income                    $  3,615,886      $  3,453,259     $3,228,609
Interest and other income             137,665            89,045        108,460
                                 ------------      ------------     ----------
                                    3,753,551         3,542,304      3,337,069
Expenses
Operating expenses                  1,686,854         1,823,285      1,521,286
                                 ------------      ------------     ----------
                                    2,066,697         1,719,019      1,815,783
Interest                            2,524,077         2,398,463      2,300,129
Depreciation                          749,890           837,046        834,784
                                 ------------      ------------     ----------
Loss on disposal of property          354,386                --             --
                                 ------------      ------------     ----------
                                    3,628,353         3,235,509      3,134,913
                                 ------------      ------------     ----------
Expenses in excess of revenues     (1,561,656)       (1,516,490)    (1,319,130)
Project deficit at
   beginning of year              (10,069,490)       (8,553,000)    (7,233,870)
                                 ------------      ------------     ----------
Project deficit at end of year   $(11,631,146)     $(10,069,490)   $(8,553,000)
                                 ------------      ------------     ----------
                                 ------------      ------------     ----------

See accompanying notes.

                          Pointe Royal Project
                         Statements of Cash Flows

                                           Year ended December 31
                                      1995             1994            1993
Operating activities
Expenses in excess of revenues     $(1,561,656)    $(1,516,490)    $(1,319,130)
Adjustments to reconcile
 expenses in excess of
 revenues to net cash
 provided by operating
 activities:
  Depreciation                         749,890         837,046         834,784
  Loss on disposal of property         354,386              --              --
  Decrease (increase) in
  restricted funds and escrows          10,188         (51,786)       (122,802)
  Increase (decrease) in due
  to FPI Royal View, Ltd.,
  L.P. and related entities             13,077          (9,062)         28,736
  Increase in accrued
  interest payable                     766,521       1,301,836         568,653
  Increase (decrease) in accrued
  real estate taxes                     35,308              (7)         36,947
  (Decrease) increase in
  security deposits                    (20,781)           2,381         11,795
  (Decrease) increase in
  other accrued expenses               (92,223)          77,331         17,551
                                     -----------     ----------      ---------
Net cash provided by
operating activities                   254,710          641,249         56,534

Investing activities
Property additions                    (340,910)        (481,971)       (73,913)
                                     -----------     ----------      ---------
Net (decrease) increase in cash        (86,200)         159,278        (17,379)

Cash at beginning of year              172,457           13,179         30,558
                                     -----------     ----------      ---------
Cash at end of year                   $ 86,257        $ 172,457        $13,179
                                     -----------     ----------      ---------
                                     -----------     ----------      ---------

See accompanying notes.

                            Pointe Royal Project
                         Notes to Financial Statements
                                December 31, 1995

1. Project Description

The Pointe Royal Project (the Project) is a 437 unit residential rental property on 34.74 acres in Overland Park, Kansas. The Project is owned by FPI Royal View, Ltd., L.P. (the Partnership), a Kansas limited partnership. Avron B. Fogelman and Fogelman Enterprises, L.P. (FELP), which is directly and indirectly owned by Avron B. Fogelman, are general partners of the Partnership. FELP is also the sole limited partner. Through December 24, 1992, Avron B. Fogelman was also a general partner of Fogelman Mortgage L.P. I (FMLP) which holds the first mortgage note on the Project's property (see Note
4). However, as of December 24, 1992, pursuant to settlement of certain claims brought by investors in FMLP, Mr.
Fogelman and an affiliated entity withdrew as general partners from FMLP (see Note 4).

Units are leased under short-term operating leases with monthly rentals due in advance. The Project, existing and future leases, and rents have been assigned as collateral for the related mortgage notes (see Note 4).

2. Summary of Significant Accounting Policies

Basis of Reporting

The accompanying financial statements are prepared on the accrual basis of accounting and represent the cumulative operations of the Project beginning with the inception of the FMLP loan agreement on April 23, 1987 (see Note 4).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statements of Cash Flows

The Project made payments of $1,757,556, $1,096,627, and $1,731,476 for interest expense during the years ended December 31, 1995, 1994, and 1993, respectively.

                            Pointe Royal Project
                    Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Restricted Funds and Escrows

Included in restricted funds and escrows are security deposits and real estate tax escrow deposits.

Income Taxes

No income taxes are paid by the Project or the Partnership since the results of operations are allocated directly to the partners. Any income tax liability or benefit resulting therefrom is the responsibility of the partners rather than the Partnership or the Project.

3. Property

Property is stated at cost. Depreciation is provided for financial statement reporting purposes using the straight-line method over estimated useful lives as follows:

                                 Useful
                                  Life              1995           1994
Land                               N/A            3,496,000    $3,496,000
Buildings                        30 years        16,401,018    16,635,731
Land improvements                15 years         1,618,401     1,618,401
Furniture and fixtures           5-7 years        1,441,144     1,340,876
                                                -----------   -----------
                                                $22,956,563   $23,091,008

Construction period interest incurred during Project development amounted to $1,347,428 and has been capitalized as a component of property costs.

4. Mortgage Notes Payable

The Project is financed with nonrecourse mortgage notes payable consisting of the following at December 31, 1995 and 1994:

                                           1995                1994
                                                Accrued                       Accrued
                                                Interest                      Interest
                                 Principal      Payable        Principal      Payable
First mortgage note payable
  to FMLP                       $22,745,000    $2,807,878    $22,745,000    $2,187,151
Second mortgage note
  payable to Avron
  B. Fogelman                     1,063,000       363,718      1,063,000       217,924
                                -----------    ----------    -----------    ----------
                                $23,808,000    $3,171,596    $23,808,000    $2,405,075

                            Pointe Royal Project
                    Notes to Financial Statements (continued)

The first mortgage note was amended effective January 1, 1990 pursuant to a consensual reorganization of the business affairs of Avron B.
Fogelman and related entities. The note, as amended, bears interest at the basic interest rate of 9.50% per annum and is payable monthly with the principal balance due April 23, 1999. If Property Cash Flow, as defined, is insufficient to pay the basic interest, then the interest paid shall be equal to the Property Cash Flow. Such insufficiency between basic interest at 9.50% and Property Cash Flow is accrued and bears interest at 9.50%, compounded monthly. If Property Cash Flow exceeds the basic interest, then the excess shall be applied against any unpaid accrued interest until all such accrued interest has been paid. Thereafter, any excess Property Cash Flow shall be paid to FMLP to be held in escrow as additional collateral for future interest obligations. If Property Cash Flow exceeds the basic interest for six consecutive months after payment of all accrued basic interest, then cash held as additional collateral shall be paid as contingent interest as provided under the original terms of the mortgage note.

Contingent interest is payable from any Property Cash Flow, sale or refinancing proceeds received after January 1, 1989 as follows: (a) 75% thereof until the total interest (basic interest plus contingent interest) paid results in a 10.75% yield on the note; (b) 50% of the remaining balance until the total interest paid results in a 12.75% yield on the note; and (c) 25% of the remaining balance thereof.

                            Pointe Royal Project
                    Notes to Financial Statements (continued)

4. Mortgage Notes Payable (continued)

Under the first mortgage note agreement, effective January 1, 1994, the principal may be repaid in whole, but not in part, upon the payment of a prepayment penalty equal to 5% of the outstanding principal balance. Thereafter, prepayment penalties decline 1% annually.

During 1992, Mr. Fogelman, FMLP and other defendants settled litigation with certain investors in FMLP, the holder of the Project's first mortgage note. Pursuant thereto, funds placed by Mr. Fogelman in trust to satisfy his guarantee related to the mortgage note were released to FMLP and applied as payment of accrued basic interest.
Mr. Fogelman was then released from his guarantee on the note and Mr. Fogelman and an affiliated entity withdrew as general partners from FMLP. Accordingly, the first mortgage note payable to FMLP is solely a nonrecourse note collateralized by the Project. The Partnership's ability to repay the note is dependent upon sufficient cash flow from operations, or from the proceeds from a sale or refinancing of the Project. At December 31, 1995 and 1994, management's estimate of the fair value of the Project exceeded the net book value; however, that estimate of fair value was less than the principal and accrued interest obligations on the note. Accordingly, the proceeds received from a current sale or refinancing of the Project would be insufficient to satisfy the note obligations. However, at this time, management has no plans or intentions to dispose of the Project.

In accordance with the transfer of funds to FMLP discussed in the preceding paragraph, the Project recorded a second mortgage payable to Mr. Fogelman in the amount of $1,063,000 which was the amount of funds transferred to FMLP. The note bears interest at the prime rate plus 2%, adjustable monthly (10.5% at December 31, 1995 and 1994), and the principal and accrued interest mature April 23, 1999. The note and interest thereon are subordinate to the note and related interest payable to FMLP discussed above. The note may be prepaid, subject to the subordination provisions above, at any time without penalty.

5. Related Party Transactions

Fogelman Management Co. (FMC) (which is owned by Mr. Fogelman) manages the Project and charges management fees equal to 5% of operating revenues as defined in the management agreement. Management fees paid by the Project were approximately $188,000, $177,000, and $167,000 for 1995, 1994, and
1993, respectively.

                            Pointe Royal Project
                    Notes to Financial Statements (continued)

5. Related Party Transactions (continued)

FMC obtains insurance coverage for properties it manages and allocates the related costs proportionately among the properties. Insurance policies covering the Project are placed by an affiliate of FMC. Commissions are earned by the affiliate as agent. The affiliated insurance agency was sold by Mr. Fogelman on December 27, 1995.

6. Fair Values of Financial Instruments

The following methods and assumptions were used by the Project's management in estimating fair value disclosures for financial instruments:

The carrying amounts reported in the balance sheet for restricted funds and escrows, Due to FPI Royal View, Ltd., L. P. and related entities, and other accrued expenses approximate fair value.

Management of the Project has determined that it is not practicable to estimate the fair value of the first mortgage note payable to FMLP. Due to the unique nature of the repayment structure of this note and related accrued interest payable, any estimate of fair value would be very subjective due to lack of reasonable estimates of future principal and interest payments, and the related timing of those payments (see
Note 4). In addition, management of the Project has determined that it is not practicable to estimate the fair value of the second mortgage note payable to Mr. Fogelman since the obligation is subordinate to the first mortgage (see Note 4).

7. Reclassifications

Certain reclassifications have been made to the 1993 financial statements to conform with the 1995 and 1994 presentation.

(ICON)       Audited Financial Statements
             Westmont Project

             Years ended December 31, 1995, 1994, and 1993 with Report of Independent Auditors

(LOGO)

                   Westmont Project
                Audited Financial Statements
        Years ended December 31, 1995, 1994 and 1993

                          Contents

Report of Independent Auditors                                          1
Audited Financial Statements
Statements of Assets, Liabilities and Project Deficit                   2
Statements of Revenues and Expenses and Changes in Project Deficit      3
Statements of Cash Flows                                                4
Notes to Financial Statements                                           5

(LOGO)                      -1400 One Commerce Square  -Phone: 901 526 1000
                             Memphis, Tennessee 38103

                        Report of Independent Auditors

To the Partners of
FPI Chesterfield, L.P.

We have audited the accompanying statements of assets, liabilities and project deficit of the Westmont Project (the Project) as of December 31, 1995 and 1994, and the related statements of revenues and expenses and changes in project deficit and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Project for the year ended December
31, 1993 were audited by other auditors whose report dated January
28, 1994, expressed an unqualified opinion on those financial statements and included an emphasis paragraph that described that the fair value of the Project was less than the related principal and accrued interest debt obligations.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Ernst & Young LLP
Ernst & Young LLP

January 27, 1996

                                Westmont Project
                      Statements of Assets, Liabilities and
                                 Project Deficit

                                              December 31
                                        1995                 1994
Assets
Property, at cost                    $ 22,932,409          $ 22,809,853
Less accumulated depreciation          (6,815,000)           (6,019,274)
                                       16,117,409            16,790,579
Restricted funds and escrows              253,720               256,573
Cash                                       81,832               127,644
Total assets                         $ 16,452,961           $ 17,174,796

Liabilities
Mortgage notes payable               $ 24,409,000           $ 24,409,000
Due to FPI Chesterfield, L.P.
 and related entities                     656,551                651,019
Accrued interest payable                4,539,535              3,648,173
Security deposits                         116,910                125,605
Other accrued expenses                     48,967                 66,504
Total liabilities                      29,770,963             28,900,301
Project deficit                       (13,318,002)           (11,725,505)
Total liabilities and
 project deficit                     $ 16,452,961           $ 17,174,796

See accompanying notes.

                                   Westmont Project
                       Statements of Revenues and Expenses and
                              Changes in Project Deficit

                                              Year ended December 31
                                       1995            1994             1993
Revenues
Rental income                      $ 3,547,581      $ 3,464,423      $3,228,090
Interest and other income              161,780          191,927         209,900
                                     3,709,361        3,656,350       3,437,990

Expenses
Operating expenses                   1,812,435        1,463,865       1,577,629
                                     1,896,926        2,192,485       1,860,361

Interest                             2,693,697        2,606,536       2,527,438
Depreciation                           795,726          910,448         896,137
                                     3,489,423        3,516,984       3,423,575
Expenses in excess of revenues      (1,592,497)      (1,324,499)     (1,563,214)
Project deficit at beginning
  of year                          (11,725,505)     (10,401,006)     (8,837,792)
Project deficit at end
  of year                         $(13,318,002)    $(11,725,505)   $(10,401,006)

See accompanying notes.

                                Westmont Project
                            Statements of Cash Flows

                                           Year ended December 31
                                    1995            1994             1993
Operating activities
Expenses in excess of revenues   $(1,592,497)    $(1,324,499)    $(1,563,214)
Adjustments to reconcile
 expenses in excess
 of revenues to net cash
 provided by operating
 activities:
  Depreciation                        795,726        910,448         896,137
  Decrease (increase)
  in other assets                       2,853       (141,955)        (19,496)
  Increase (decrease) in
  due to FPI Chesterfield,
  L.P. and related entities             5,532         (6,071)         (6,866)
  Increase in accrued
  interest payable                    891,362        712,218         753,824
  (Decrease) increase in
  security deposits                    (8,695)         2,056          37,304
  (Decrease) increase
  in other accrued
  expenses                            (17,537)        27,374         (10,010)
Net cash provided by operating
 activities                            76,744        179,571          87,679

Investing activities
Property additions                   (122,556)      (106,386)        (80,172)
Net (decrease) increase in cash       (45,812)        73,185           7,507

Cash at beginning of year             127,644         54,459          46,952
Cash at end of year                  $ 81,832      $ 127,644        $ 54,459

See accompanying notes.

                                 Westmont Project
                         Notes to Financial Statements
                                December 31, 1995

1. Project Description

The Westmont Project (the Project) is a 489 unit residential rental property on 57.65 acres in Chesterfield, Missouri. The Project is owned by FPI Chesterfield, L.P. (the Partnership), a Missouri limited partnership. Avron B. Fogelman and Fogelman Enterprises, L.P. (FELP), which is directly and indirectly owned by Avron B. Fogelman, are general partners of the Partnership. Avron B. Fogelman is also the sole limited partner. Through December 24, 1992, Avron B. Fogelman was also a general partner of Fogelman Mortgage L.P. I (FMLP) which holds the first mortgage note on the Project's property (see Note
4). However, as of December 24, 1992, pursuant to settlement of certain claims brought by investors in FMLP, Mr. Fogelman and an affiliated entity withdrew as general partners from FMLP (see Note 4).

Units are leased under short-term operating leases with monthly rentals due in advance. The Project, existing and future leases, and rents have been assigned as collateral for the related mortgage notes (see Note 4).

2. Summary of Significant Accounting Policies

Basis of Reporting

The accompanying financial statements are prepared on the accrual basis of accounting and represent the cumulative operations of the Project beginning with the inception of the FMLP loan agreement on July 8, 1987 (see Note 4).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statements of Cash Flows

The Project made payments of $1,802,335, $1,894,318, and $1,773,614 for interest expense during the years ended December 31, 1995, 1994, and 1993, respectively.

                                 Westmont Project
                    Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Restricted Funds and Escrows

Included in restricted funds and escrows are security deposits and real estate tax escrow deposits.

Income Taxes

No income taxes are paid by the Project or the Partnership since the results of operations are allocated to the partners.
Any income tax liability or benefit resulting therefrom is the responsibility of the partners rather than the Partnership or Project.

3. Property

Property is stated at cost. Depreciation is provided for financial statement reporting purposes using the straight-line method over estimated useful service lives as follows:

                                 Useful
                                  Life              1995           1994
Land                               N/A          $ 2,386,320    $2,386,320
Buildings                        30 years        17,027,526    17,009,368
Land improvements                15 years         1,931,757     1,931,757
Furniture and fixtures           5-7 years        1,586,806     1,482,408
                                                -----------   -----------
                                                $22,932,409   $22,809,853

Construction period interest incurred during Project development amounted to $1,358,694 and has been capitalized as a component of property costs.

                                 Westmont Project
                    Notes to Financial Statements (continued)

4. Mortgage Notes Payable

The Project is financed with nonrecourse mortgage notes payable consisting of the following at December 31, 1995 and 1994:

                                           1995                1994
                                                Accrued                       Accrued
                                                Interest                      Interest
                                 Principal      Payable        Principal      Payable
First mortgage note payable
  to FMLP                       $23,320,000    $4,166,920    $23,320,000    $3,424,919
Second mortgage note
  payable to Avron
  B. Fogelman                     1,089,000       372,615      1,089,000       223,254
                                -----------    ----------    -----------    ----------
                                $24,409,000    $4,539,535    $24,409,000    $3,648,173

The first mortgage note was amended effective January 1, 1990 pursuant to a consensual reorganization of the business affairs of Avron B.
Fogelman and related entities. The note, as amended, bears interest at the basic interest rate of 9.50% per annum and is payable monthly with the principal balance due July 1, 1999. If Property Cash Flow, as defined, is insufficient to pay the basic interest, then the interest paid shall be equal to the Property Cash Flow. Such insufficiency between basic interest at 9.50% and Property Cash Flow is accrued and bears interest at 9.50%, compounded monthly. If Property Cash Flow exceeds the basic interest, the excess shall be applied against any unpaid accrued interest until all such accrued interest has been paid. Thereafter, any excess Property Cash Flow shall be paid to FMLP to be held in escrow as additional collateral for future interest obligations. If Property Cash Flow exceeds the basic interest for six consecutive months after payment of all accrued basic interest, then cash held as additional collateral shall be paid as contingent interest as provided under the original terms of the mortgage note.

Contingent interest is payable from any Property Cash Flow, sale or refinancing proceeds received after January 1, 1989 as follows: (a) 75% thereof until the total interest (basic interest plus contingent interest) paid results in a 10.75% yield on the note; (b) 50% of the remaining balance until the total interest paid results in a 12.75% yield on the note; and (c) 25% of the remaining balance thereof.

Under the first mortgage note agreement, effective January 1, 1994, the principal may be repaid in whole, but not in part, upon the payment of a prepayment penalty equal to 5% of the outstanding principal balance. Thereafter, prepayment penalties decline 1% annually.

                                 Westmont Project
                    Notes to Financial Statements (continued)

4. Mortgage Notes Payable (continued)

During 1992, Mr. Fogelman, FMLP and other defendants settled litigation with certain investors in FMLP, the holder of the Project's first mortgage note. Pursuant thereto, funds placed by Mr. Fogelman in trust to satisfy his guarantee related to the mortgage note were released to FMLP and applied as payment of accrued basic interest.
Mr. Fogelman was then released from his guarantee on the note and Mr. Fogelman and an affiliated entity withdrew as general partners from FMLP. Accordingly, the first mortgage note payable to FMLP is solely a nonrecourse note collateralized by the Project. The Partnership's ability to repay the note is dependent upon sufficient cash flow from operations, or from the proceeds from a sale or refinancing of the Project. At December 31, 1995 and 1994, management's estimate of the fair value of the Project exceeded the net book value; however, that estimate of fair value was less than the principal and accrued interest obligations on the note. Accordingly, the proceeds received from a current sale or refinancing of the Project would be insufficient to satisfy the note obligations. However, at this time, management has no plans or intentions to dispose of the Project.

In accordance with the transfer of funds to FMLP discussed in the preceding paragraph, the Project recorded a second mortgage payable to Mr. Fogelman in the amount of $1,089,000 which was the amount of funds transferred to FMLP. The note bears interest at the prime rate plus 2%, adjustable monthly (10.5% at December 31, 1995 and 1994), and the principal and accrued interest mature July 1, 1999. The note and interest thereon are subordinate to the note and related interest payable to FMLP discussed above. The note may be prepaid, subject to the subordination provisions above, at any time without penalty.

Each month, the Project is required to deposit into an escrow account one-twelfth of the Project's estimated annual real estate tax liability. All required deposits were made during 1995, 1994 and 1993. At December 31, 1995, the real estate tax escrow had a balance in excess of the real estate tax liability in the amount of $139,135.

5. Related Party Transactions

Fogelman Management Co. (FMC) (which is owned by Mr. Fogelman) manages the Project and charges management fees equal to 5% of gross operating revenues as defined in the management agreement. Management fees paid by the Project were approximately $185,000, $183,000, and $172,000 for 1995, 1994, and 1993, respectively.

                                 Westmont Project
                    Notes to Financial Statements (continued)

5. Related Party Transactions (continued)

FMC obtains insurance coverage for properties it manages and allocates the related costs proportionately among the properties. Insurance policies covering the Project are placed by an affiliate of FMC. Commissions are earned by the affiliate as agent. The affiliated insurance agency was sold by Mr. Fogelman on December 27, 1995.

6. Fair Values of Financial Instruments

The following methods and assumptions were used by the Project's management in estimating fair value disclosures for financial instruments:

The carrying amounts reported in the balance sheet for restricted funds and escrows, Due to FPI Chesterfield, L. P. and related entities, and other accrued expenses approximate fair value.

Management of the Project has determined that it is not practicable to estimate the fair value of the first mortgage note payable to FMLP. Due to the unique nature of the repayment structure of this note and related accrued interest payable, any estimate of fair value would be very subjective due to lack of reasonable estimates of future principal and interest payments, and the related timing of those payments.
In addition, management of the Project has determined that it is not practicable to estimate the fair value of the second mortgage note payable to Mr. Fogelman since the obligation is subordinate to the first mortgage (see Note 4).

7. Reclassifications

Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 presentation.