Form 10-Q
period 1996-03-31
FOGELMAN MORTGAGE L P I
filed 1996-05-14
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-19123

                            FOGELMAN MORTGAGE L.P. I
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Tennessee                                                             62-1317805
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                            Identification No.)

One Seaport Plaza, New York, New York                                 10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $26,815,991     $27,127,610
Cash and cash equivalents                                                2,296,906       1,963,643
Deferred General Partner's fees (net of accumulated
  amortization of $1,797,317 and $1,746,443 at
  March 31, 1996 and December 31, 1995, respectively)                      641,683         692,557
                                                                       -----------     ------------
Total assets                                                           $29,754,580     $29,783,810
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   383,899     $   228,565
Due to affiliates                                                           93,408          95,955
Accrued expenses                                                            35,329          39,896
                                                                       -----------     ------------
Total liabilities                                                          512,636         364,416
                                                                       -----------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       29,443,772      29,619,447
General Partner                                                           (201,828)       (200,053)
                                                                       -----------     ------------
Total partners' capital                                                 29,241,944      29,419,394
                                                                       -----------     ------------
Total liabilities and partners' capital                                $29,754,580     $29,783,810
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                             ---------------------
                                                                               1996         1995
- --------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties                                 $764,790     $719,539
Interest income from cash equivalents                                          22,546       25,308
                                                                             --------     --------
                                                                              787,336      744,847
                                                                             --------     --------
EXPENSES
General and administrative                                                     35,159       31,473
Amortization of deferred General Partner's fees                                50,874       50,874
                                                                             --------     --------
                                                                               86,033       82,347
                                                                             --------     --------
Net income                                                                   $701,303     $662,500
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Unitholders                                                                  $637,285     $598,870
                                                                             --------     --------
                                                                             --------     --------
General Partner:
Special distribution                                                         $ 57,581     $ 57,581
Other                                                                           6,437        6,049
                                                                             --------     --------
                                                                             $ 64,018     $ 63,630
                                                                             --------     --------
                                                                             --------     --------
Net income per depositary unit                                               $  11.76     $  11.05
                                                                             --------     --------
                                                                             --------     --------
- --------------------------------------------------------------------------------------------------


                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1995             $29,619,447     $(200,053)    $29,419,394
Net income                                                     637,285        64,018         701,303
Distributions                                                 (812,960)      (65,793)       (878,753)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--March 31, 1996                $29,443,772     $(201,828)    $29,241,944
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                             1996           1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                     $1,076,409     $1,172,236
Interest received from cash equivalents                                       22,546         25,308
Cash received for tax obligations of underlying properties                   155,334        159,693
General and administrative expenses paid                                     (42,273)       (20,925)
                                                                          ----------     ----------
Net cash provided by operating activities                                  1,212,016      1,336,312
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                   (878,753)      (810,359)
                                                                          ----------     ----------
Net increase in cash and cash equivalents                                    333,263        525,953
Cash and cash equivalents at beginning of period                           1,963,643      1,774,337
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $2,296,906     $2,300,290
                                                                          ----------     ----------
                                                                          ----------     ----------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  701,303     $  662,500
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred General Partner's fees                               50,874         50,874
Equity income from the underlying properties                                (764,790)      (719,539)
Interest received from mortgage loans                                      1,076,409      1,172,236
Changes in:
Deposits held for tax obligations of underlying properties                   155,334        159,693
Accrued expenses                                                              (4,567)        (5,818)
Due to affiliates                                                             (2,547)        16,366
                                                                          ----------     ----------
Total adjustments                                                            510,713        673,812
                                                                          ----------     ----------
Net cash provided by operating activities                                 $1,212,016     $1,336,312
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the ``Partnership'') as of March 31, 1996, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'' or the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were approximately $18,200 and $19,500 for the three months ended March 31, 1996 and 1995, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partner, owns 835 units at March 31, 1996.

C. Subsequent Event

   In May 1996, distributions of approximately $847,000 and $8,600 were paid to the Unitholders and General Partner, respectively, for the quarter ended March 31, 1996.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of March 31, 1996, the Partnership had approximately $2,297,000 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses and other costs relating to the operation and administration of the Partnership's business. Cash will be expended at the property level in 1996 for capital expenditures including asphalt repairs at Pointe Royal and carpeting at Westmont. These capital expenditures will impact the cash flow received from the properties.

   The Partnership's future operating cash requirements and quarterly distributions are expected to be funded by Partnership operations. The distribution for the three months ended March 31, 1996 was funded from current cash flow from operations.

Results of Operations

   As of March 31, 1996 and 1995, occupancy rates for Westmont were 98.8% and 93.7%, respectively, and 99.3% and 99.1%, respectively, for Pointe Royal. Net income of the Partnership for the three months ended March 31, 1996 increased by approximately $39,000 as compared to the same period in 1995.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Interest received from mortgage loans for the three months ended March 31, 1996 and 1995 of approximately $1,076,000 and $1,172,000 respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment. Interest payments received (paid from property cash flow) decreased by approximately $96,000 for the three months ended March 31, 1996 as compared to the same period in 1995 because of the timing of certain expenditures including capital improvements at the underlying properties. Equity income from the underlying properties (which increases the carrying value of the original investment) increased approximately $45,000 for three months ended March 31, 1996 as compared to the same period in 1995. This increase was primarily due to increased rental revenues at both properties partially offset by increased operating expenses at Pointe Royal.

   Interest income from cash equivalents decreased by approximately $3,000 for the three months ended March 31, 1996 as compared to the prior year primarily due to lower interest rates.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

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

Fogelman Mortgage L.P. I


By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: May 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant