Form 10-Q
period 1996-06-30
FOGELMAN MORTGAGE L P I
filed 1996-08-14
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-19123

                            FOGELMAN MORTGAGE L.P. I
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Tennessee                                              62-1317805
- --------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

One Seaport Plaza, New York, New York                   10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $26,527,573     $27,127,610
Cash and cash equivalents                                                2,329,230       1,963,643
Deferred general partner's fees (net of accumulated
  amortization of $1,848,191 and $1,746,443 at
  June 30, 1996 and December 31, 1995, respectively)                       590,809         692,557
                                                                       -----------     ------------
Total assets                                                           $29,447,612     $29,783,810
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   368,861     $   228,565
Due to affiliates                                                          111,607          95,955
Accrued expenses                                                            41,283          39,896
                                                                       -----------     ------------
Total liabilities                                                          521,751         364,416
                                                                       -----------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       29,130,846      29,619,447
General partner                                                           (204,985)       (200,053 )
                                                                       -----------     ------------
Total partners' capital                                                 28,925,861      29,419,394
                                                                       -----------     ------------
Total liabilities and partners' capital                                $29,447,612     $29,783,810
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months ended           Three months ended
                                                         June 30,                    June 30,
                                                 -------------------------     ---------------------
                                                    1996           1995          1996         1995
- ----------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties     $1,435,618     $1,346,125     $670,828     $626,586
Interest income from cash equivalents                47,196         53,689       24,650       28,381
                                                 ----------     ----------     --------     --------
                                                  1,482,814      1,399,814      695,478      654,967
                                                 ----------     ----------     --------     --------
EXPENSES
General and administrative                           82,525         69,726       47,366       38,253
Amortization of deferred general partner's
  fees                                              101,748        101,748       50,874       50,874
                                                 ----------     ----------     --------     --------
                                                    184,273        171,474       98,240       89,127
                                                 ----------     ----------     --------     --------
Net income                                       $1,298,541     $1,228,340     $597,238     $565,840
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Unitholders                                      $1,171,545     $1,102,046     $534,260     $503,176
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partner:
Special distribution                             $  115,162     $  115,162     $ 57,581     $ 57,581
Other                                                11,834         11,132        5,397        5,083
                                                 ----------     ----------     --------     --------
                                                 $  126,996     $  126,294     $ 62,978     $ 62,664
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per depositary unit                   $    21.62     $    20.33     $   9.86     $   9.28
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
- ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1995             $29,619,447     $(200,053)    $29,419,394
Net income                                                   1,171,545       126,996       1,298,541
Distributions                                               (1,660,146)     (131,928)     (1,792,074)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--June 30, 1996                 $29,130,846     $(204,985)    $28,925,861
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                          -------------------------
                                                                             1996           1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                     $2,035,655     $2,016,461
Interest received from cash equivalents                                       47,196         53,689
Cash received for tax obligations of underlying properties                   319,157        319,386
Cash paid for tax obligations of underlying properties                      (178,861)      (143,553)
General and administrative expenses paid                                     (65,486)       (58,572)
                                                                          ----------     ----------
Net cash provided by operating activities                                  2,157,661      2,187,411
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (1,792,074)    (1,620,718)
                                                                          ----------     ----------
Net increase in cash and cash equivalents                                    365,587        566,693
Cash and cash equivalents at beginning of period                           1,963,643      1,774,337
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $2,329,230     $2,341,030
                                                                          ----------     ----------
                                                                          ----------     ----------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $1,298,541     $1,228,340
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred general partner's fees                              101,748        101,748
Equity income from the underlying properties                              (1,435,618)    (1,346,125)
Interest received from mortgage loans                                      2,035,655      2,016,461
Changes in:
Deposits held for tax obligations of underlying properties                   140,296        175,833
Accrued expenses                                                               1,387         (4,344)
Due to affiliates                                                             15,652         15,498
                                                                          ----------     ----------
Total adjustments                                                            859,120        959,071
                                                                          ----------     ----------
Net cash provided by operating activities                                 $2,157,661     $2,187,411
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the ``Partnership'') as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'' or the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were approximately $36,400 and $40,800 for the six months ended June 30, 1996 and 1995, respectively, and $18,200 and $21,200 for the three months ended June 30, 1996 and 1995, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partner, owns 835 units at June 30, 1996.

C. Subsequent Event

   In August 1996, distributions of approximately $847,000 and $8,600 were paid to the Unitholders and General Partner, respectively, for the quarter ended June 30, 1996.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of June 30, 1996, the Partnership had approximately $ 2,329,230 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses and other costs relating to the operation and administration of the Partnership's business. Cash will be expended at the property level in 1996 for capital expenditures including asphalt repairs at Pointe Royal and carpeting at Westmont. These capital expenditures will impact the cash flow received from the properties.

   The Partnership's future operating cash requirements and quarterly distributions are expected to be funded by Partnership operations. The distribution for the three months ended June 30, 1996 was funded from current cash flow from operations.

Results of Operations

   As of June 30, 1996 and 1995, occupancy rates for Westmont were 90.8% and 98.2%, respectively, and 98.6% and 97.0%, respectively, for Pointe Royal. Net income of the Partnership for the six and three months ended June 30, 1996 increased by approximately $70,000 and $31,000 as compared to the same periods in 1995.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Interest received from mortgage loans for the six months ended June 30, 1996 and 1995 of approximately $2,036,000 and $2,016,000, respectively, and for the three months ended June 30, 1996 and 1995 of approximately $960,000 and $844,000, respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment. Equity income from the underlying properties (which increases the carrying value of the original investment) increased approximately $89,000 and $44,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995. These increases were primarily due to increased rental revenues at both properties partially offset by increased operating expenses at Pointe Royal.

   At June 30, 1996, the accrued interest liabilities at the property level were approximately $7,436,000. This accrued interest plus the original principal balances aggregate approximately $53,500,000. The ultimate collectibility of the accrued interest as well as full principal balances of the mortgage loans will depend upon the value of the underlying properties which were recently appraised by a third party, to be $51,500,000. These appraised property values exceed the Partnership's carrying amount of the investment in mortgage loans.

   General and administrative expenses increased approximately $13,000 and $9,000 for the six and three months ended June 30, 1996 as compared to the prior year, primarily due to appraisal fees incurred in the second quarter 1996.

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

(b) Reports on Form 8-K

      Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: August 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant