Form 10-Q
period 1996-09-30
FOGELMAN MORTGAGE L P I
filed 1996-11-13
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-19123

                            FOGELMAN MORTGAGE L.P. I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Tennessee                                       62-1317805
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

One Seaport Plaza, New York, New York           10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $26,325,225      $27,127,610
Cash and cash equivalents                                                2,080,703        1,963,643
Deferred general partner's fees (net of accumulated
  amortization of $1,899,065 and $1,746,443 at
  September 30, 1996 and December 31, 1995, respectively)                  539,935          692,557
                                                                      -------------     ------------
Total assets                                                           $28,945,863      $29,783,810
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   528,215      $   228,565
Due to affiliates                                                           89,321           95,955
Accrued expenses                                                            38,226           39,896
                                                                      -------------     ------------
Total liabilities                                                          655,762          364,416
                                                                      -------------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       28,501,444       29,619,447
General partner                                                           (211,343)        (200,053)
                                                                      -------------     ------------
Total partners' capital                                                 28,290,101       29,419,394
                                                                      -------------     ------------
Total liabilities and partners' capital                                $28,945,863      $29,783,810
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended          Three months ended
                                                       September 30,               September 30,
                                                 -------------------------     ---------------------
                                                    1996           1995          1996         1995
----------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties     $1,773,609     $1,911,071     $337,991     $564,946
Interest income from cash equivalents                68,461         80,082       21,265       26,393
                                                 ----------     ----------     --------     --------
                                                  1,842,070      1,991,153      359,256      591,339
                                                 ----------     ----------     --------     --------
EXPENSES
General and administrative                          113,383        101,674       30,858       31,948
Amortization of deferred general partner's
  fees                                              152,622        152,622       50,874       50,874
                                                 ----------     ----------     --------     --------
                                                    266,005        254,296       81,732       82,822
                                                 ----------     ----------     --------     --------
Net income                                       $1,576,065     $1,736,857     $277,524     $508,517
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Unitholders                                      $1,389,289     $1,548,472     $217,744     $446,426
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partner:
Special distribution                             $  172,743     $  172,743     $ 57,581     $ 57,581
Other                                                14,033         15,642        2,199        4,510
                                                 ----------     ----------     --------     --------
                                                 $  186,776     $  188,385     $ 59,780     $ 62,091
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per depositary unit                   $    25.63     $    28.57     $   4.02     $   8.24
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1995             $29,619,447     $(200,053)    $29,419,394
Net income                                                   1,389,289       186,776       1,576,065
Distributions                                               (2,507,292)     (198,066)     (2,705,358)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--September 30, 1996            $28,501,444     $(211,343)    $28,290,101
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
----------------------------------------------------------------------------------------------------
</Table

              The accompanying notes are an integral part of these statements


                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                     $2,575,994     $2,637,135
Interest received from cash equivalents                                       68,461         80,082
Cash received for tax obligations of underlying properties                   478,511        479,079
Cash paid for tax obligations of underlying properties                      (178,861)      (143,553)
General and administrative expenses paid                                    (121,687)       (71,854)
                                                                          ----------     ----------
Net cash provided by operating activities                                  2,822,418      2,980,889
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (2,705,358)    (2,499,511)
                                                                          ----------     ----------
Net increase in cash and cash equivalents                                    117,060        481,378
Cash and cash equivalents at beginning of period                           1,963,643      1,774,337
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $2,080,703     $2,255,715
                                                                          ----------     ----------
                                                                          ----------     ----------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $1,576,065     $1,736,857
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred general partner's fees                              152,622        152,622
Equity income from the underlying properties                              (1,773,609)    (1,911,071)
Interest received from mortgage loans                                      2,575,994      2,637,135
Changes in:
Deposits held for tax obligations of underlying properties                   299,650        335,526
Accrued expenses                                                              (1,670)        (3,634)
Due to affiliates                                                             (6,634)        33,454
                                                                          ----------     ----------
Total adjustments                                                          1,246,353      1,244,032
                                                                          ----------     ----------
Net cash provided by operating activities                                 $2,822,418     $2,980,889
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'' or the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were approximately $51,000 and $62,000 for the nine months ended September 30, 1996 and 1995, respectively, and $15,000 and $21,000 for the three months ended September 30, 1996 and 1995, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partner, owns 835 units at September 30, 1996.

C. Summarized Property Financial Information

   Presented below is summarized unaudited financial information for the Westmont and Pointe Royal Projects representing the properties underlying the Partnership's two mortgage loan investments. Effective January 1, 1996, the Westmont and Pointe Royal Projects adopted Statement of Financial Standards (``SFAS'') No. 121, ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.'' Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. The implementation of SFAS No. 121 did not have a significant impact on the Projects' financial position as of September 30, 1996.

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------     -------------------------
Westmont (Chesterfield)                         1996            1995            1996           1995
------------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                $ 2,723,927     $ 2,649,646     $  897,404     $  910,795
Interest and other income                        100,232         128,812         38,423         38,400
                                             -----------     -----------     ----------     ----------
                                               2,824,159       2,778,458        935,827        949,195
                                             -----------     -----------     ----------     ----------
Expenses:
Operating                                      1,268,180       1,400,948        485,048        614,598
Interest                                       2,068,321       2,005,636        698,423        680,709
Depreciation                                     583,440         440,438        196,945         28,403
                                             -----------     -----------     ----------     ----------
                                               3,919,941       3,847,022      1,380,416      1,323,710
                                             -----------     -----------     ----------     ----------
Net loss                                     $(1,095,782)    $(1,068,564)    $ (444,589)    $ (374,515)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------     -------------------------
Pointe Royal (Royal View)                       1996            1995            1996           1995
------------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                $ 2,819,848     $ 2,685,106     $  956,205     $  904,688
Interest and other income                        118,413         110,959         36,622         42,807
                                             -----------     -----------     ----------     ----------
                                               2,938,261       2,796,065        992,827        947,495
                                             -----------     -----------     ----------     ----------
Expenses:
Operating                                      1,658,371       1,310,051        746,465        512,626
Interest                                       1,934,026       1,879,882        655,254        639,154
Depreciation                                     556,249         572,850        188,012        169,755
                                             -----------     -----------     ----------     ----------
                                               4,148,646       3,762,783      1,589,731      1,321,535
                                             -----------     -----------     ----------     ----------
Net loss                                     $(1,210,385)    $  (966,718)    $ (596,904)    $ (374,040)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------

D. Subsequent Event

   In November 1996, distributions of approximately $847,000 and $8,600 were paid to the Unitholders and General Partner, respectively, for the quarter ended September 30, 1996.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of September 30, 1996, the Partnership had approximately $2,081,000 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses and other costs relating to the operation and administration of the Partnership's business. Cash expended at the property level for capital improvement impacts the cash flow received from the properties.

   The Partnership's future operating cash requirements and quarterly distributions are expected to be funded by Partnership operations. The distribution for the three months ended September 30, 1996 was funded from current and prior undistributed cash flow from operations.

Results of Operations

   As of September 30, 1996 and 1995, occupancy rates were 96.7% and 97.5%, respectively, for Westmont and 99.1% and 97.5%, respectively, for Pointe Royal. Net income of the Partnership for the nine and three months ended September 30, 1996 decreased by approximately $161,000 and $231,000 as compared to the same periods in 1995.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Equity income from the underlying properties (which increases the carrying value of the original investment) decreased approximately $137,000 and $227,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995. These decreases were primarily due to increased repairs and maintenance at Pointe Royal and increased depreciation at Westmont partially offset by increased rental revenues at Pointe Royal and decreased repairs and maintenance at Westmont. Interest received from mortgage loans for the nine months ended September 30, 1996 and 1995 of approximately $2,576,000 and $2,637,000, respectively, and for the three months ended September 30, 1996 and 1995 of approximately $540,000 and $621,000, respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment.

   At September 30, 1996, the accrued interest liabilities at the property level were approximately $8,171,000. This accrued interest plus the original principal balances aggregate approximately $54,236,000. The ultimate collectibility of the accrued interest as well as the full principal balances of the mortgage loans will depend upon the value of the underlying properties which were recently appraised by a third party, to be $51,500,000. These appraised property values exceed the Partnership's carrying amount of the investment in mortgage loans.

   General and administrative expenses increased approximately $12,000 for the nine months ended September 30, 1996 as compared to the prior year, primarily due to appraisal fees incurred in the second quarter 1996.

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

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: November 13, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant