Form 10-K/A
period 1995-12-31
FOGELMAN MORTGAGE L P I
filed 1997-01-31
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A - Amendment #1

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ CK ]

   These Independent Auditor's Reports are being filed as Amendment #1 to Form 10-K due to the absence of these Independent Auditor's Reports in the original filing on March 29, 1996.

                                                          (LOGO)
                                                        Rhea & Ivy
                                               Certified Public Accountants
                                                        Suite 250
                                                   6000 Poplar Avenue
                                               Memphis, Tennessee 38119-3971
To the Partners
FPI Royal View, Ltd., L.P.
Memphis, Tennessee

                          Independent Auditor's Report

We have audited the accompanying statements of assets and liabilities of the Pointe Royal Project as of December 31, 1993 and 1992, and the related statements of revenues and expenses and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Pointe Royal Project as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 3 to the financial statements, management's estimate of fair value of the Project is less than the related principal and accrued interest debt obligations.

                                               /s/ Rhea & Ivy

Memphis, Tennessee
January 28, 1994

                                                          (LOGO)
                                                        Rhea & Ivy
                                               Certified Public Accountants
                                                        Suite 250
                                                   6000 Poplar Avenue
                                               Memphis, Tennessee 38119-3971

To the Partners
FPI Chesterfield, L.P.
Memphis, Tennessee

                          Independent Auditor's Report

We have audited the accompanying statements of assets and liabilities of the Westmont Project as of December 31, 1993 and 1992, and the related statements of revenues and expenses and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Westmont Project as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 3 to the financial statements, management's estimate of fair value of the Project is less than the related principal and accrued interest debt obligations.

                                               /s/ Rhea & Ivy
Memphis, Tennessee
January 28, 1994

                            Rhea & Ivy, P.L.C.
              Certified Public Accountants & Business Advisors
           Suite 250 - 6000 Poplar Avenue - Memphis, TN 38119-3971

We consent to the use of our reports dated January 28, 1994, with respect to the financial statements of the Pointe Royal Project and the Westmont Project for the year ended December 31, 1993, included in Item 14 of the Annual Report on Form 10-K of Fogelman Mortgage, L.P. I for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

                                               /s/ Rhea & Ivy

Memphis, Tennessee
January 22, 1997

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: January 31, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: January 31, 1997
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                    Date: January 31, 1997
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Eugene D. Burak                      Date: January 31, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: January 31, 1997
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: January 31, 1997
     ----------------------------------------
     Nathalie P. Maio
     Director
                                       5