Form 10-K
period 1996-12-31
FOGELMAN MORTGAGE L P I
filed 1997-03-27
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

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

   Amended and Restated Certificate and Agreement of Limited Partnership dated November 12, 1986, included as part of the Registration Statement (File No. 33-8596) filed with the Securities and Exchange Commission on November 26, 1986 pursuant to Rule 424(b) under the Securities Act of 1933, as amended on December 24, 1992, is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

   Annual Report to Unitholders for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 9 through 11.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE ``SAFE HARBOR'' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words ``Believes,'' ``Anticipates,'' ``Expects'' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the ``Safe Harbor'' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                               Table of Contents

PART I                                                                                        PAGE
Item  1   Business.........................................................................     4
Item  2   Properties.......................................................................     5
Item  3   Legal Proceedings................................................................     5
Item  4   Submission of Matters to a Vote of Unitholders...................................     5
PART II
Item  5   Market for Registrant's Units and Related Unitholder Matters.....................     6
Item  6   Selected Financial Data..........................................................     6
Item  7   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.....................................................................     6
Item  8   Financial Statements and Supplementary Data......................................     7
Item  9   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.....................................................................     7
PART III
Item 10   Directors and Executive Officers of the Registrant...............................     7
Item 11   Executive Compensation...........................................................     8
Item 12   Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13   Certain Relationships and Related Transactions...................................     8
PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
          Financial Statements and Financial Statement Schedules...........................     9
          Exhibits.........................................................................     9
          Reports on Form 8-K..............................................................    11
SIGNATURES.................................................................................    14

                                     PART I

Item 1. Business

General

   Fogelman Mortgage L.P. I (the ``Registrant''), a Tennessee limited partnership, was formed on September 4, 1986 and will terminate on December 31, 2016 unless terminated sooner under the provisions of the Amended and Restated Certificate and Agreement of Limited Partnership, as amended (the ``Partnership Agreement''). The Registrant was formed to invest in mortgage loans with the proceeds raised from the initial sale of 54,200 depositary units (``Units''). The Registrant invested in two mortgage loans (the ``Mortgage Loans'') which provided construction and permanent financing for the development of two multi-family residential apartment complexes. The Registrant's fiscal year for book and tax purposes ends on December 31.

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

   The Pointe Royal project, which secures the Royal View Loan, is located in Overland Park, Kansas and is a townhouse apartment community consisting of 52 buildings on approximately 35 acres of land. As of December 31, 1996, the monthly rents at the Pointe Royal project range from $590 to $905.

   The Westmont project, which secures the Chesterfield Loan, is located in Chesterfield, Missouri and is an apartment community consisting of 25 buildings on approximately 58 acres of land. As of December 31, 1996, the monthly rents at the Westmont project range from $595 to $820.

                                                                                    Information on
                                                                                 Underlying Properties
                                                                        ---------------------------------------
                                   Original      Interest                             Average
                                   Amount of     Rate on                 Average      Monthly
                                   Mortgage      Mortgage    Maturity   Occupancy      Rental      Rental Units
Property           Closing Date      Loan          Loan        Date       Rates        Rates        Available
---------------- ---------------- -----------  ------------  ---------  ---------  --------------  ------------
Pointe Royal
Overland Park,
Kansas           April 23, 1987   $22,745,000        9.5%       1999        98.0%       $774           437
Westmont
Chesterfield,
Missouri         July 8, 1987      23,320,000        9.5        1999        96.2         680           489
---------------
Average occupancy and rental rates are for the twelve months ended December 31, 1996.

   The interest pay rate has been modified and is equal to the net property cash flow generated by the respective Properties payable monthly (7.7% for 1996), with the difference between the amount actually paid and the original pay rate of 9.5% per annum being accounted for in a separate account for each Property, which itself bears interest at 9.5% per annum (``Unpaid Interest''). The Mortgage Loans require
                                       4
current payments of interest only with balloon payments of the entire principal and Unpaid Interest amounts due from sale or refinancing proceeds or upon maturity. The ultimate collectibility of the Unpaid Interest as well as the full principal of the Mortgage Loans will depend upon the value of the underlying properties which are currently estimated, based on third party appraisals, to be less than the amounts due. However, the estimated property values exceed the Registrant's carrying amount of the Mortgage Loans. A full appraisal for both properties was obtained in 1996. The values of Pointe Royal and Westmont estimated in the appraisal reports were $25,500,000 and $26,000,000, respectively, as of March 5 and March 7, 1996, respectively.

   Following is the interest received from each of the Registrant's Mortgage Loans as a percentage of total interest received and the equity income on the underlying properties as a percentage of total equity income:

                     Interest Received                    Equity Income
                   ----------------------             ----------------------
                   1996     1995     1994             1996     1995     1994
                   ----     ----     ----             ----     ----     ----
Pointe Royal       43.2%    49.4%    36.7%            44.3%    46.8%    41.2%
Westmont           56.8%    50.6%    63.3%            55.7%    53.2%    58.8%

   For summary financial statements of the underlying properties, see Note F to the financial statements in the Registrant's Annual Report to Unitholders for the year ended December 31, 1996 (``Registrant's Annual Report'') which is filed as an exhibit hereto.

Competition

   The General Partner has formed various entities to engage in businesses which may be competitive with the Registrant. Both of the Properties collateralizing the Mortgage Loans are located in markets where the property manager manages other apartment complexes.

   The Registrant's business is affected by competition to the extent that the underlying properties from which it derives interest payments are subject to competition from neighboring properties. The Westmont apartments are located in the St. Louis metropolitan area and the Pointe Royal apartments are located in the Kansas City metropolitan area. The Properties' occupancy and rental rates are comparable to their competitors. There are new complexes under construction with expected completion during 1997 and 1998 that could become future competitors in Pointe Royal's market.

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

   None

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

   As of March 3, 1997 there were 5,202 holders of record owning 54,200 Units. A significant secondary market for the Units has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders during the following calendar quarters.

   Quarter Ended        1996        1995
-------------------    -------     -------
March 31               $15.00      $13.75
June 30                 15.63       13.75
September 30            15.63       15.00
December 31             15.63       15.00

   There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1996 were funded from current and prior undistributed cash flow from operations. Approximately $1,291,000 and $1,434,000 of the distributions paid to Unitholders during 1996 and 1995, respectively, represent a return of capital on a generally accepted accounting principles (GAAP) basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income allocated to Unitholders. The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from cash generated by operations, which may be supplemented by previously undistributed cash from operations. For a discussion of other factors that may affect future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1996          1995          1994          1993          1992
                                 -----------   -----------   -----------   -----------   -----------
  Equity income from the
     underlying properties       $ 2,577,797   $ 2,166,858   $ 2,267,243   $ 2,082,554   $ 1,851,372
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Legal settlement               $        --   $        --   $        --   $        --   $(2,152,000)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Net income (loss)              $ 2,314,871   $ 1,929,656   $ 1,997,698   $ 1,773,686   $  (685,682)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Net income (loss) per Unit     $     38.08   $     31.04   $     32.28   $     28.19   $    (16.73)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Total assets                   $28,321,329   $29,783,810   $31,191,034   $32,349,343   $33,668,524
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Total Unitholder
     distributions               $ 3,354,437   $ 3,116,500   $ 2,981,000   $ 2,879,387   $ 2,511,505
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Unitholder
     distributions per Unit      $     61.89   $     57.50   $     55.00   $     53.13   $     46.34
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The Registrant, the Registrant's General Partner and its directors and executive officers, and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and Unitholders who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers and Unitholders who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

   Name                                      Position
Thomas F. Lynch, III            President, Chief Executive Officer,
                                  Chairman of the Board of Directors
                                  and Director
Barbara J. Brooks               Vice President--Finance and Chief
                                  Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Senior Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 48, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no beneficial owners who are neither a director nor officer of the General Partner beneficially own more than five percent (5%) of the Units issued by the Registrant.

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

                                    PART IV

                                                                                           Page in
                                                                                        Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  1.   Financial Statements and Reports of Independent Accountants--Incorporated
          by reference to the Registrant's Annual Report which is filed as an exhibit hereto
          Reports of Independent Accountants:
                                                                                                2
          Report of Independent Accountants as of December 31, 1996 and for the year then ended
                                                                                               2A
          Independent Auditors' Report as of December 31, 1995 and for the years ended December 31, 1995 and 1994
          Financial Statements:
                                                                                                3
          Statements of Financial Condition--December 31, 1996 and 1995
                                                                                                4
          Statements of Operations--Three years ended December 31, 1996
                                                                                                4
          Statements of Changes in Partners' Capital--Three years ended
          December 31, 1996
                                                                                                5
          Statements of Cash Flows--Three years ended December 31, 1996
                                                                                                6
          Notes to Financial Statements
     2.   Financial Statement Schedule and Report of Independent Accountants
          Report of Independent Accountants on Financial Statement Schedule
          Schedule:
          IV--Mortgage Loans on Real Estate--December 31, 1996
          Separate Financial Statements for Pointe Royal Project and Westmont Project
          Financial Statements:
          Independent Auditors' Report
          Statements of Assets and Liabilities--December 31, 1996 and 1995
          Statements of Revenues and Expenses--Three years ended December 31, 1996
          Statements of Cash Flows--Three years ended December 31, 1996
          Notes to Financial Statements
          All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
     3.   Exhibits
          Description:
          3.1    Amended and Restated Certificate and Agreement of Limited Partnership dated
                 November 12, 1986 (incorporated by reference to Registration Statement No.
                 33-8596 filed November 26, 1986)
          3.2    Second Amendment to Amended and Restated Certificate and Agreement of
                 Limited Partnership dated December 24, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)

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

          10.15  Second Amendment to Loan Agreement dated as of December 24, 1992 between the
                 Registrant and FPI Chesterfield, L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.16  Release, Discharge and Cancellation of Guaranty between the Registrant and
                 Avron B. Fogelman dated December 24, 1992 (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.17  Third Amendment to Loan Agreement dated December 24, 1992 between the Regis-
                 trant and FPI Royal View, Ltd., L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          13.1   Registrant's Annual Report to Unitholders for the year ended December 31,
                 1996 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
          16.1   Letter dated May 15, 1996 from Deloitte & Touche LLP to the Securities and
                 Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K
                 dated May 14, 1996)
          19.1   First Amendment to Amended and Restated Certificate and Agreement of Limited
                 Partnership dated December 31, 1991 (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          19.2   Amended Stipulation of Settlement dated February 25, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992)
          27     Financial Data Schedule (filed herewith)
(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Unitholders and General Partner of Fogelman Mortgage L.P. I

Our audit of the financial statements referred to in our report dated February 2, 1997 appearing in the 1996 Annual Report to Unitholders of Fogelman Mortgage L.P. I (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ Price Waterhouse LLP
New York, New York
February 2, 1997

                            FOGELMAN MORTGAGE L.P. I
                   Schedule IV--Mortgage Loans On Real Estate
                               December 31, 1996

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


                         Carrying amount of
      Description           mortgage (D)
--------------------------------------------------------------
Royal View
First Mortgage Loan (A)     $ 13,237,616
Chesterfield
First Mortgage Loan (B)       12,886,339
                         ------------------
                            $ 26,123,955
                         ------------------
                         ------------------

(A) Multi-family residential apartment complex - Overland Park, Kansas

(B) Multi-family residential apartment complex - Chesterfield, Missouri

(C) The interest pay rate has been modified and is equal to the net property cash flow generated by the respective Properties payable monthly (7.7% for 1996), with the difference between the amount actually paid and the original pay rate of 9.5% per annum being accounted for in a separate account for each Property, which itself bears interest at 9.5% per annum. The Mortgage Loans require current payments of interest only with balloon payments of the entire principal and Unpaid Interest amounts due from sale or refinancing proceeds or upon maturity (the twelfth anniversary of the respective loan closing dates). The Mortgage Loans may be prepaid in whole, but not in part, upon the payment of a prepayment penalty equal to 5% of the outstanding principal balance. Any such prepayment penalty will be in addition to any contingent interest. The penalty decreases 1% per year after the sixth year. There will be no prepayment penalty imposed in the eleventh or twelfth year.

(D) See Note C to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto. No principal amount of the loans is subject to delinquent interest because the loans have been modified to a cash flow basis.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: March 27, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 27, 1997
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director

     By: /s/ Barbara J. Brooks                    Date: March 27, 1997
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer

     By: /s/ Eugene D. Burak                      Date: March 27, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President

     By: /s/ Frank W. Giordano                    Date: March 27, 1997
     ----------------------------------------
     Frank W. Giordano
     Director

     By: /s/ Nathalie P. Maio                     Date: March 27, 1997
     ----------------------------------------
     Nathalie P. Maio
     Director

                      Audited Financial Statements
                      Pointe Royal Project

                      Years ended December 31, 1996, 1995, and 1994 with Report of Independent Auditors

                       Pointe Royal Project

                    Audited Financial Statements

             Years ended December 31, 1996, 1995, and 1994


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

                      Report of Independent Auditors

To the Partners of
FPI Royal View, Ltd., L.P.

We have audited the accompanying statements of assets, liabilities and project deficit of the Pointe Royal Project (the Project) as of December
31, 1996 and 1995, and the related statements of revenues and expenses and changes in project deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Memphis, Tennessee
January 30, 1997

                       Pointe Royal Project

                Statements of Assets, Liabilities and
                           Project Deficit


                                                 December 31
                                           ----------------------------
                                               1996          1995
Assets

Property, at cost                          $23,288,629    $22,956,563

Less accumulated depreciation               (7,065,474)    (6,339,063)
                                           ----------------------------
                                            16,223,155     16,617,500


Restricted funds and escrows                   157,191        164,401
Cash                                             3,400         86,257
                                           ---------------------------
Total assets                               $16,383,746    $16,868,158
                                           ---------------------------
                                           ---------------------------


Liabilities and Project Deficit
Mortgage notes payable                     $23,808,000    $23,808,000
Due to FPI Royal View, Ltd., L.P. and
   related entities                          1,183,763      1,232,432
Accrued interest payable                     4,235,079      3,171,596
Accrued real estate taxes                      177,100        178,861
Security deposits                               64,890         73,080
Other accrued expenses                          64,043         35,335
                                           ---------------------------
Total liabilities                           29,532,875     28,499,304
Project deficit                            (13,149,129)   (11,631,146)
                                           ---------------------------
Total liabilities and project deficit      $16,383,746    $16,868,158
                                           ---------------------------
                                           ---------------------------

See accompanying notes.

                          Pointe Royal Project

                 Statements of Revenues and Expenses and
                         Changes in Project Deficit

                                                  Year ended December 31
                                    -----------------------------------------------
                                          1996            1995              1994
                                    -----------------------------------------------
Revenues
Rental income                       $   3,771,718   $    3,615,886   $    3,453,259

Interest and other income                 165,052          137,665           89,045
                                    -----------------------------------------------
                                        3,936,770        3,753,551        3,542,304

Expenses
Operating expenses                      2,064,220        1,686,854        1,823,285
Interest                                2,600,663        2,524,077        2,398,463
Depreciation                              745,929          749,890          837,046
Loss on disposal of property               43,941          354,386               --
                                    -----------------------------------------------
                                        5,454,753        5,315,207        5,058,794
                                    -----------------------------------------------
Expenses in excess of revenues         (1,517,983)      (1,561,656)      (1,516,490)
Project deficit at beginning of year  (11,631,146)     (10,069,490)      (8,553,000)
                                    -----------------------------------------------
Project deficit at end of year       $(13,149,129)    $(11,631,146)    $(10,069,490)
                                    -----------------------------------------------
                                    -----------------------------------------------

See accompanying note.
                                                                          3

                              Pointe Royal Project

                            Statements of Cash Flows

                                                  Year ended December 31
                                    -----------------------------------------------
                                          1996            1995              1994
                                    -----------------------------------------------
Operating activities
Expenses in excess of revenues      $(1,517,983)    $(1,561,656)     $(1,516,490)

Adjustments to reconcile expenses
in excess of revenues to net cash
provided by operating activities:
    Depreciation                        745,929         749,890          837,046

    Loss on disposal of property         43,941         354,386               --

    Decrease (increase) in restricted
    funds and escrows                     7,210          10,188          (51,786)

    (Decrease) increase in Due to
    FPI Royal View, Ltd., L.P. and
    related entities                    (48,669)         13,077           (9,062)

    Increase in accrued interest
    payable                           1,063,483         766,521         1,301,836

    (Decrease) increase in accrued
    real estate taxes                    (1,761)         35,308               (7)

    (Decrease) increase in
    security deposits                    (8,190)        (20,781)            2,381

    Increase (decrease) in
    other accrued expenses               28,708         (92,223)           77,331
                                    -----------------------------------------------
Net cash provided by operating
activities                              312,668         254,710           641,249


Investing activities
Property additions                     (395,525)       (340,910)        (481,971)
                                    -----------------------------------------------
Net (decrease) increase in cash         (82,857)        (86,200)          159,278

Cash at beginning of year                86,257         172,457            13,179
                                    -----------------------------------------------
Cash at end of year                   $   3,400      $   86,257       $   172,457
                                    -----------------------------------------------
                                    -----------------------------------------------

See accompanying notes.

                             Pointe Royal Project
                         Notes to Financial Statements
                              December 31, 1996

1. Project Description

The Pointe Royal Project (the Project) is a 437 unit residential rental property on 34.74 acres in Overland Park, Kansas. The Project, which is not a separate legal entity, is owned by FPI Royal View, Ltd., L.P. (the Partnership), a Kansas limited partnership.
Avron B. Fogelman and Fogelman Enterprises, L.P. (FELP), which is directly and indirectly owned by Avron B. Fogelman, are general partners of the Partnership. FELP is also the sole limited partner. Through December 24, 1992, Avron B. Fogelman was also a general partner of Fogelman Mortgage L.P. I (FMLP) which holds the first mortgage note on the Project's property (see Note 4). However, as of December 24, 1992, pursuant to settlement of certain claims brought by investors in FMLP, Mr. Fogelman and an affiliated entity withdrew as general partners from FMLP (see Note 4).

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

Statements of Cash Flows

The Project made payments of $1,537,180, $1,757,556, and $1,096,627, for interest during the years ended December 31, 1996, 1995, and 1994, respectively.

                             Pointe Royal Project
                   Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Restricted Funds and Escrows

Included in restricted funds and escrows are security deposits and real estate tax escrow deposits.

Income Taxes

No income taxes are paid by the Project or the Partnership since the results of operations are allocated directly to the partners of the Partnership. Any income tax liability or benefit resulting therefrom is the responsibility of the partners rather than the Partnership or the Project.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Project adopted Statement 121 during 1996, with no effect on its financial statements.

3. Property

Property is stated at cost. Depreciation is provided for financial statement reporting purposes using the straight-line method over estimated useful lives as follows:

                           Useful                  Cost at December 31
                            Life               1996                 1995
                           ---------------------------------------------------
Land                        N/A           $   3,496,000         $   3,496,000
Buildings                  30 years          16,537,712            16,401,018
Land improvements          15 years           1,618,401             1,618,401
Furniture and fixtures     5-7 years          1,636,516             1,441,144
                                        --------------------------------------
                                            $23,288,629           $22,956,563
                                        --------------------------------------
                                        --------------------------------------

                             Pointe Royal Project
                   Notes to Financial Statements (continued)

3. Property (continued)

Construction period interest incurred during Project development amounted to $1,347,428 and has been capitalized as a component of property costs.

4. Mortgage Notes Payable

The Project is financed with nonrecourse mortgage notes payable consisting of the following at December 31, 1996 and 1995:


                                           1996                       1996
                                 ---------------------------------------------------
                                                 Accrued                    Accrued
                                                 Interest                   Interest
                                  Principal      Payable     Principal      Payable
                                 ---------------------------------------------------
First mortgage note payable to
FMLP                             $22,745,000   $3,717,722   $22,745,000   $2,807,878

Second mortgage note payable to
Avron B. Fogelman                  1,063,000      517,357     1,063,000      363,718
                                 ---------------------------------------------------
                                 $23,808,000   $4,235,079   $23,808,000   $3,171,596

The first mortgage note was amended effective January 1, 1990 pursuant to a consensual reorganization of the business affairs of Avron B.
Fogelman and related entities. The note, as amended, bears interest at the basic interest rate of 9.50% per annum and is payable monthly with the principal balance due April 23, 1999. If Property Cash Flow, as defined, is insufficient to pay the basic interest, then the interest paid shall be equal to the Property Cash Flow. Such insufficiency between basic interest at 9.50% and Property
Cash Flow is accrued and bears interest at 9.50%, compounded monthly. If Property Cash Flow exceeds the basic interest, then the excess shall be applied against any unpaid accrued interest until all such accrued interest has been paid. Thereafter, any excess
Property Cash Flow shall be paid to FMLP to be held in escrow as additional collateral for future interest obligations. If Property Cash Flow exceeds the basic interest for six consecutive months after payment of all accrued basic interest, then cash held as additional collateral shall be paid as contingent interest as provided under the original terms of the first mortgage note.

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

In accordance with the transfer of funds to FMLP discussed in the preceding paragraph, the Project recorded a second mortgage note payable to Mr. Fogelman in the amount of $1,063,000 which was the amount of funds transferred to FMLP. The note bears interest at the prime rate plus
2%, adjustable monthly (10.5% at December 31, 1996 and 1995), and the principal and accrued interest mature April
23, 1999. The note and interest thereon are subordinate to the first mortgage note and related interest payable to FMLP discussed above. The note may be prepaid, subject to the subordination provisions above, at any time without penalty.

5. Related Party Transactions

Fogelman Management Co. (FMC), which is owned by Mr.
Fogelman, manages the Project and charges management fees equal to 5% of gross operating revenues, as defined in the management agreement. Management fees paid by the Project, were approximately $196,000, $188,000 and $177,000 for 1996, 1995, and 1994, respectively.

                             Pointe Royal Project
                   Notes to Financial Statements (continued)

5. Related Party Transactions (continued)

FMC obtains insurance coverage for all properties it manages and allocates the related costs proportionately among the properties. Some of the insurance policies covering the Project are placed by a former affiliate of FMC.
Commissions are earned by the former affiliate as agent.
The insurance agency was sold by Mr. Fogelman on December 27, 1995.

6. Fair Values of Financial Instruments

The following methods and assumptions were used by the Project's management in estimating fair value disclosures for financial instruments:

The carrying amounts reported in the balance sheet for restricted funds and escrows, Due to FPI Royal View, Ltd., L. P. and related entities, and other accrued expenses approximate fair value.

Management of the Project has determined that it is not practicable to estimate the fair value of the first mortgage note payable to FMLP. Due to the unique nature of the repayment structure of this note and related accrued interest payable, any estimate of fair value would be very subjective due to lack of reasonable estimates of future principal and interest payments, and the related timing of those payments. In addition, management of the Project has determined that it is not practicable to estimate the fair value of the second mortgage note payable to Mr. Fogelman since the obligation is subordinate to the first mortgage note (see Note 4).

                           Audited Financial Statements
                           Westmont Project

                           Years ended December 31, 1996, 1995, and 1994 with Report of Independent Auditors

                          Westmont Project

                    Audited Financial Statements

             Years ended December 31, 1996, 1995, and 1994


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

                        Report of Independent Auditors

To the Partners of
Westmont Project

We have audited the accompanying statements of assets, liabilities and project deficit of the Westmont Project
(the Project) as of December 31, 1996 and 1995, and the related statements of revenues and expenses and changes in project deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/  Ernst & Young LLP

Memphis, Tennessee
January 30, 1997
                                                      1

                             Westmont Project

                   Statements of Assets, Liabilities and
                               Project Deficit

                                                   December 31
                                           1996                  1995
                                      --------------------------------------
Assets
Property, at cost                     $     23,093,158     $     22,932,409
Less accumulated depreciation               (7,597,138)          (6,815,000)
                                      --------------------------------------
                                            15,496,020           16,117,409

Restricted funds and escrows                   126,294              253,720
Cash                                           151,421               81,832
                                      --------------------------------------
Total assets                          $     15,773,735     $     16,452,961
                                      --------------------------------------
                                      --------------------------------------


Liabilities and Project Deficit
Mortgage notes payable                $     24,409,000     $     24,409,000
Due to FPI Chesterfield, L.P.
and related entities                           613,701              656,551
Accrued interest payable                     5,289,419            4,539,535
Security deposits                              121,410              116,910
Other accrued expenses                          59,008               48,967
                                      --------------------------------------
Total liabilities                           30,492,538           29,770,963
Project deficit                            (14,718,803)         (13,318,002)
                                      --------------------------------------
Total liabilities and project
deficit                               $     15,773,735     $     16,452,961
                                      --------------------------------------
                                      --------------------------------------

See accompanying notes.

                             Westmont Project

                   Statements of Revenues and Expenses and
                          Changes in Project Deficit

                                             Year ended December 31
                               -------------------------------------------------------
                                     1996               1995                1994
                               -------------------------------------------------------
Revenues
Rental income                  $     3,669,349     $     3,547,581     $     3,464,423

Interest and other income              137,427             161,780             191,927
                               -------------------------------------------------------
                                     3,806,776           3,709,361           3,656,350

Expenses
Operating expenses                   1,651,281           1,812,435           1,463,865

Interest                             2,774,158           2,693,697           2,606,536

Depreciation                           782,138             795,726             910,448
                               -------------------------------------------------------
                                     5,207,577           5,301,858           4,980,849
                               -------------------------------------------------------
Expenses in excess of revenues      (1,400,801)         (1,592,497)         (1,324,499)

Project deficit at beginning
of year                            (13,318,002)        (11,725,505)        (10,401,006)
                               -------------------------------------------------------
Project deficit at end of
year                              $(14,718,803)       $(13,318,002)       $(11,725,505)
                               -------------------------------------------------------
                               -------------------------------------------------------

See accompanying notes.

                                   Westmont Project

                                Statements of Cash Flows

                                             Year ended December 31
                               -------------------------------------------------------
                                     1996               1995                1994
                               -------------------------------------------------------
Operating activities
Expenses in excess of revenues $     (1,400,801)   $(1,592,497)        $(1,324,499)
Adjustments to reconcile
expenses in excess of
revenues to net cash
provided by operating
activities:
    Depreciation                        782,138         795,726          910,448
    Decrease (increase)
    in other assets                     127,426           2,853         (141,955)
    (Decrease) increase
    in Due to FPI
    Chesterfield, L.P.
    and related entities                (42,850)          5,532           (6,071)
    Increase in accrued
    interest payable                    749,884         891,362          712,218
    Increase (decrease) in
    security deposits                     4,500          (8,695)           2,056
    Increase (decrease)
    in other accrued expenses            10,041         (17,537)          27,374
                               -------------------------------------------------------
Net cash provided by operating
activities                              230,338          76,744          179,571

Investing activities
Property additions                     (160,749)       (122,556)        (106,386)
                               -------------------------------------------------------
Net increase (decrease) in cash          69,589         (45,812)          73,185
Cash at beginning of year                81,832         127,644           54,459
                               -------------------------------------------------------
Cash at end of year               $     151,421    $     81,832    $     127,644
                               -------------------------------------------------------
                               -------------------------------------------------------

See accompanying notes.

                          Westmont Project
                     Notes to Financial Statements
                          December 31, 1996

1. Project Description

The Westmont Project (the Project) is a 489 unit residential rental property on 57.65 acres in Chesterfield, Missouri. The Project, which is not a separate legal entity, is owned by FPI Chesterfield, L.P. (the Partnership), a Missouri limited partnership. Avron B. Fogelman and Fogelman Enterprises, L.P. (FELP), which is directly and indirectly owned by Avron B. Fogelman, are general partners of the Partnership. Avron B. Fogelman is also the sole limited partner. Through December
24, 1992, Avron B. Fogelman was also a general partner of Fogelman Mortgage L.P. I (FMLP) which holds the first mortgage note on the Project's property (see
Note 4). However, as of December 24, 1992, pursuant to settlement of certain claims brought by investors in FMLP, Mr. Fogelman and an affiliated entity withdrew as general partners from FMLP (see Note 4).

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

Statements of Cash Flows

The Project made payments of $2,024,274, $1,802,335, and $1,894,318, for interest during the years ended December
31, 1996, 1995, and 1994, respectively.

                          Westmont Project
                  Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Restricted Funds and Escrows

Included in restricted funds and escrows are security deposits and real estate tax escrow deposits.

Income Taxes

No income taxes are paid by the Project or the Partnership since the results of operations are allocated to the partners of the Partnership. Any income tax liability or benefit resulting therefrom is the responsibility of the partners rather than the Partnership or the Project.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Project adopted Statement 121 during 1996, with no effect on its financial statements.

3. Property

Property is stated at cost. Depreciation is provided for financial statement reporting purposes using the straight-line method over estimated useful service lives as follows:

                          Useful             Cost at December 31
                           Life             1996                 1995
                         -------------------------------------------------
Land                        N/A       $     2,386,320     $     2,386,320
Buildings                30 years          17,027,526          17,027,526
Land improvements        15 years           1,931,757           1,931,757
Furniture and fixtures   5-7 years          1,747,555           1,586,806
                                      ------------------------------------
                                          $23,093,158         $22,932,409
                                      ------------------------------------
                                      ------------------------------------

Construction period interest incurred during Project development amounted to $1,358,694 and has been capitalized as a component of property costs.

                          Westmont Project
                  Notes to Financial Statements (continued)

4. Mortgage Notes Payable

The Project is financed with nonrecourse mortgage notes payable consisting of the following at December 31, 1996 and 1995:

                                              1996                                 1995
                                 ------------------------------------------------------------------
                                                    Accrued                               Accrued
                                                    Interest                              Interest
                                    Principal       Payable            Principal          Payable
                                 ------------------------------------------------------------------
First mortgage note payable to
FMLP                             $     23,320,000   $4,759,407        $23,320,000        $4,166,920

Second mortgage note payable to
Avron B. Fogelman                       1,089,000      530,012          1,089,000           372,615
                                 ------------------------------------------------------------------
                                      $24,409,000   $5,289,419        $24,409,000        $4,539,535
                                 ------------------------------------------------------------------
                                 ------------------------------------------------------------------

The first mortgage note was amended effective January 1, 1990 pursuant to a consensual reorganization of the business affairs of Avron B. Fogelman and related entities. The note, as amended, bears interest at the basic interest rate of 9.50% per annum and is payable monthly with the principal balance due July 1, 1999.
If Property Cash Flow, as defined, is insufficient to pay the basic interest, then the interest paid shall be equal to the Property Cash Flow. Such insufficiency between basic interest at 9.50% and Property Cash Flow is accrued and bears interest at 9.50%, compounded monthly. If Property
Cash Flow exceeds the basic interest, the excess shall be applied against any unpaid accrued interest until all such accrued interest has been paid. Thereafter, any excess Property Cash Flow shall be paid to FMLP to be held in escrow as additional collateral for future interest obligations. If Property Cash Flow exceeds the basic interest for six consecutive months after payment of all accrued basic interest, then cash held as additional collateral shall be paid as contingent interest as provided under the original terms of the first mortgage note.

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

In accordance with the transfer of funds to FMLP discussed in the preceding paragraph, the Project recorded a second mortgage note payable to Mr. Fogelman in the amount of $1,089,000, which was the amount of funds transferred to FMLP. The note bears interest at the prime rate plus 2%, adjustable monthly (10.5% at December 31, 1996 and 1995), and the principal and accrued interest mature July 1, 1999. The note and interest thereon are subordinate to the first mortgage note and related interest payable to FMLP discussed above. The note may be prepaid, subject to the subordination provisions above, at any time without penalty.

5. Related Party Transactions

Fogelman Management Co. (FMC), which is owned by Mr. Fogelman, manages the Project and charges management fees equal to 5% of gross operating revenues, as defined in the management agreement. Management fees paid by the Project were approximately $190,000, $185,000, $183,000, for 1996, 1995, and 1994, respectively.

FMC obtains insurance coverage for all properties it manages and allocates the related costs proportionately among the properties. Some of the insurance policies covering the Project are placed by a former affiliate of FMC. Commissions are earned by the former affiliate as agent. The insurance agency was sold by Mr. Fogelman on December 27, 1995.

                          Westmont Project
                  Notes to Financial Statements (continued)

6. Fair Values of Financial Instruments

The following methods and assumptions were used by the Project's management in estimating fair value disclosures for financial instruments:

The carrying amounts reported in the balance sheet for restricted funds and escrows, Due to FPI Chesterfield,
L. P. and related entities, and other accrued expenses approximate fair value.

Management of the Project has determined that it is not practicable to estimate the fair value of the first mortgage note payable to FMLP. Due to the unique nature of the repayment structure of this note and related accrued interest payable, any estimate of fair value would be very subjective due to lack of reasonable estimates of future principal and interest payments, and the related timing of those payments. In addition, management of the Project has determined that it is not practicable to estimate the fair value of the second mortgage note payable to Mr. Fogelman since the obligation is subordinate to the first mortgage note (see Note 4).