Form 10-Q
period 1997-03-31
FOGELMAN MORTGAGE L P I
filed 1997-05-14
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $26,090,818     $26,123,955
Cash and cash equivalents                                                1,446,185       1,708,313
Deferred General Partner's fees (net of accumulated
  amortization of $2,000,813 and $1,949,939 at
  March 31, 1997 and December 31, 1996, respectively)                      438,187         489,061
                                                                       -----------     ------------
Total assets                                                           $27,975,190     $28,321,329
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   243,323     $    88,550
Due to affiliates                                                           81,704          71,794
Accrued expenses                                                            46,389          45,362
                                                                       -----------     ------------
Total liabilities                                                          371,416         205,706
                                                                       -----------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       27,821,980      28,328,711
General Partner                                                           (218,206)       (213,088 )
                                                                       -----------     ------------
Total partners' capital                                                 27,603,774      28,115,623
                                                                       -----------     ------------
Total liabilities and partners' capital                                $27,975,190     $28,321,329
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                             ---------------------
                                                                               1997         1996
--------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties                                 $466,777     $764,790
Interest income                                                                15,444       22,546
                                                                             --------     --------
                                                                              482,221      787,336
                                                                             --------     --------
EXPENSES
General and administrative                                                     29,912       35,159
Amortization of deferred General Partner's fees                                50,874       50,874
                                                                             --------     --------
                                                                               80,786       86,033
                                                                             --------     --------
Net income                                                                   $401,435     $701,303
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Unitholders                                                                  $340,415     $637,285
                                                                             --------     --------
                                                                             --------     --------
General Partner:
Special distribution                                                         $ 57,581     $ 57,581
Other                                                                           3,439        6,437
                                                                             --------     --------
                                                                             $ 61,020     $ 64,018
                                                                             --------     --------
                                                                             --------     --------
Net income per depositary unit                                               $   6.28     $  11.76
                                                                             --------     --------
                                                                             --------     --------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1996             $28,328,711     $(213,088)    $28,115,623
Net income                                                     340,415        61,020         401,435
Distributions                                                 (847,146)      (66,138)       (913,284)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--March 31, 1997                $27,821,980     $(218,206)    $27,603,774
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                             1997           1996
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                     $  499,914     $1,076,409
Interest received from cash equivalents                                       15,444         22,546
Cash received for tax obligations of underlying properties                   154,773        155,334
General and administrative expenses paid                                     (18,975)       (42,273)
                                                                          ----------     ----------
Net cash provided by operating activities                                    651,156      1,212,016

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                   (913,284)      (878,753)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                        (262,128)       333,263
Cash and cash equivalents at beginning of period                           1,708,313      1,963,643
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $1,446,185     $2,296,906
                                                                          ----------     ----------
                                                                          ----------     ----------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  401,435     $  701,303
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred General Partner's fees                               50,874         50,874
Equity income from the underlying properties                                (466,777)      (764,790)
Interest received from mortgage loans                                        499,914      1,076,409
Changes in:
Deposits held for tax obligations of underlying properties                   154,773        155,334
Accrued expenses                                                               1,027         (4,567)
Due to affiliates                                                              9,910         (2,547)
                                                                          ----------     ----------
Total adjustments                                                            249,721        510,713
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  651,156     $1,212,016
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the 'Partnership') as of March 31, 1997, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

B. Related Parties

   Prudential-Bache Properties, Inc. ('PBP' or the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were approximately $13,100 and $18,200 for the three months ended March 31, 1997 and 1996, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owns 835 units at March 31, 1997.

C. Summarized Property Financial Information

   Presented below is summarized unaudited financial information for the Westmont and Pointe Royal Projects representing the properties underlying the Partnership's two mortgage loan investments. Effective January 1, 1996, the Westmont and Pointe Royal Projects adopted Statement of Financial Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value.

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
Westmont (Chesterfield)                                                     1997           1996
--------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                                            $  915,612     $  917,536
Interest and other income                                                    28,588         31,167
                                                                         ----------     ----------
                                                                            944,200        948,703
                                                                         ----------     ----------
Expenses:
Operating                                                                   443,076        410,698
Interest                                                                    696,206        683,253
Depreciation                                                                205,247        192,489
                                                                         ----------     ----------
                                                                          1,344,529      1,286,440
                                                                         ----------     ----------
Net loss                                                                 $ (400,329)    $ (337,737)
                                                                         ----------     ----------
                                                                         ----------     ----------

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
Pointe Royal (Royal View)                                                   1997           1996
--------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                                            $  913,895     $  931,928
Interest and other income                                                    29,697         44,816
                                                                         ----------     ----------
                                                                            943,592        976,744
                                                                         ----------     ----------
Expenses:
Operating                                                                   603,248        400,354
Interest                                                                    661,507        638,280
Depreciation                                                                195,254        182,924
                                                                         ----------     ----------
                                                                          1,460,009      1,221,558
                                                                         ----------     ----------
Net loss                                                                 $ (516,417)    $ (244,814)
                                                                         ----------     ----------
                                                                         ----------     ----------

D. Subsequent Event

   In May 1997, distributions of approximately $847,000 and $8,600 were paid to the Unitholders and General Partner, respectively, for the quarter ended March 31, 1997.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of March 31, 1997, the Partnership had approximately $1,446,000 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses and other costs relating to the operation and administration of the Partnership's business. Cash expended at the property level in 1997 for capital expenditures will impact the cash flow received from the properties.

   The Partnership's future operating cash requirements and quarterly distributions are expected to be funded by Partnership operations. The distribution for the three months ended March 31, 1997 was funded from current and prior undistributed cash flow from operations.

Results of Operations

   As of March 31, 1997 and 1996, occupancy rates for Westmont were 94.7% and 98.8%, respectively, and 93.1% and 99.3%, respectively, for Pointe Royal. Net income of the Partnership for the three months ended March 31, 1997 decreased by approximately $300,000 as compared to the same period in 1996.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Equity income from the underlying properties (which increases the carrying value of the original investment) decreased by approximately $298,000 for the three months ended March 31, 1997 as compared to the same period in 1996. This decrease was primarily due to increased repairs and maintenance at Pointe Royal and Westmont of approximately $198,000 and $34,000, respectively. In addition, rental income decreased at Pointe Royal and Westmont by approximately $18,000 and $2,000, respectively, as a result of decreased occupancies at both properties partially offset by increased rental rates. Interest received from mortgage loans for the three months ended March 31, 1997 and 1996 of approximately $500,000 and $1,076,000 respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment. Interest received (paid from property cash flow) decreased by approximately $576,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the reasons noted above in addition to an increase in capital improvements at the properties.

   At March 31, 1997, the accrued interest liabilities at the property level were approximately $9,253,000. This accrued interest plus the original principal balances aggregate approximately $55,318,000. The ultimate collectibility of the accrued interest as well as the full principal balances of the mortgage loans will depend upon the value of the underlying properties which are estimated, based on third party appraisals, to be less than the amounts due. However, the estimated property values exceed the Partnership's carrying amount of the investment in mortgage loans which is recorded using the equity method of accounting.

   Interest income from cash equivalents decreased by approximately $7,000 for the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to lower cash balances.

   General and administrative expenses decreased approximately $5,000 for the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to lower overall costs associated with administering the Partnership.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information

         Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eugene D. Burak                      Date: May 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant