Form 10-Q
period 1997-06-30
FOGELMAN MORTGAGE L P I
filed 1997-08-14
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-19123

                            FOGELMAN MORTGAGE L.P. I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Tennessee                                         62-1317805
--------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

One Seaport Plaza, New York, New York           10292-0128
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $25,724,256     $26,123,955
Cash and cash equivalents                                                1,297,126       1,708,313
Deferred general partner's fees (net of accumulated
  amortization of $2,051,687 and $1,949,939 at
  June 30, 1997 and December 31, 1996, respectively)                       387,313         489,061
                                                                       -----------     ------------
Total assets                                                           $27,408,695     $28,321,329
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   398,096     $    88,550
Due to affiliates                                                           93,281          71,794
Accrued expenses                                                            31,235          45,362
                                                                       -----------     ------------
Total liabilities                                                          522,612         205,706
                                                                       -----------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       27,111,466      28,328,711
General partner                                                           (225,383)       (213,088 )
                                                                       -----------     ------------
Total partners' capital                                                 26,886,083      28,115,623
                                                                       -----------     ------------
Total liabilities and partners' capital                                $27,408,695     $28,321,329
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six months ended          Three months ended
                                                          June 30,                   June 30,
                                                   -----------------------     ---------------------
                                                     1997          1996          1997         1996
----------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties       $730,740     $1,435,618     $263,963     $670,828
Interest income from cash equivalents                29,485         47,196       14,041       24,650
                                                   --------     ----------     --------     --------
                                                    760,225      1,482,814      278,004      695,478
                                                   --------     ----------     --------     --------
EXPENSES
General and administrative                           61,449         82,525       31,537       47,366
Amortization of deferred general partner's fees     101,748        101,748       50,874       50,874
                                                   --------     ----------     --------     --------
                                                    163,197        184,273       82,411       98,240
                                                   --------     ----------     --------     --------
Net income                                         $597,028     $1,298,541     $195,593     $597,238
                                                   --------     ----------     --------     --------
                                                   --------     ----------     --------     --------
ALLOCATION OF NET INCOME
Unitholders                                        $477,047     $1,171,545     $136,632     $534,260
                                                   --------     ----------     --------     --------
                                                   --------     ----------     --------     --------
General partner:
Special distribution                               $115,162     $  115,162     $ 57,581     $ 57,581
Other                                                 4,819         11,834        1,380        5,397
                                                   --------     ----------     --------     --------
                                                   $119,981     $  126,996     $ 58,961     $ 62,978
                                                   --------     ----------     --------     --------
                                                   --------     ----------     --------     --------
Net income per depositary unit                     $   8.80     $    21.62     $   2.52     $   9.86
                                                   --------     ----------     --------     --------
                                                   --------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1996             $28,328,711     $(213,088)    $28,115,623
Net income                                                     477,047       119,981         597,028
Distributions                                               (1,694,292)     (132,276)     (1,826,568)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--June 30, 1997                 $27,111,466     $(225,383)    $26,886,083
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                    $ 1,130,439     $ 2,035,655
Interest received from cash equivalents                                       29,485          47,196
Cash received for tax obligations of underlying properties                   309,546         319,157
Cash paid for tax obligations of underlying properties                            --        (178,861)
General and administrative expenses paid                                     (54,089)        (65,486)
                                                                         -----------     -----------
Net cash provided by operating activities                                  1,415,381       2,157,661

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (1,826,568)     (1,792,074)
                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents                        (411,187)        365,587
Cash and cash equivalents at beginning of period                           1,708,313       1,963,643
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 1,297,126     $ 2,329,230
                                                                         -----------     -----------
                                                                         -----------     -----------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $   597,028     $ 1,298,541
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred general partner's fees                              101,748         101,748
Equity income from the underlying properties                                (730,740)     (1,435,618)
Interest received from mortgage loans                                      1,130,439       2,035,655
Changes in:
Deposits held for tax obligations of underlying properties               $   309,546         140,296
Accrued expenses                                                             (14,127)          1,387
Due to affiliates                                                             21,487          15,652
                                                                         -----------     -----------
Total adjustments                                                            818,353         859,120
                                                                         -----------     -----------
Net cash provided by operating activities                                $ 1,415,381     $ 2,157,661
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the 'Partnership') as of June 30, 1997, the results of its operations for the six and three months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Prudential-Bache Properties, Inc. ('the General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were approximately $26,200 and $36,400 for the six months ended June 30, 1997 and 1996, respectively, and $13,100 and $18,200 for the three months ended June 30, 1997 and 1996, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of the General Partner, owns 835 units at June 30, 1997.

C. Summarized Property Financial Information

   Presented below is summarized unaudited financial information for the Westmont and Pointe Royal Projects representing the properties underlying the Partnership's two mortgage loan investments.

                                                   Six months ended             Three months ended
                                                       June 30,                      June 30,
                                              --------------------------     -------------------------
Westmont (Chesterfield)                          1997            1996           1997           1996
------------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                 $ 1,813,895     $1,826,523     $  898,283     $  908,987
Interest and other income                          68,395         61,809         39,807         30,642
                                              -----------     ----------     ----------     ----------
                                                1,882,290      1,888,332        938,090        939,629
                                              -----------     ----------     ----------     ----------
Expenses:
Operating                                         961,820        783,132        518,744        372,434
Interest                                        1,409,731      1,369,898        713,525        686,645
Depreciation                                      414,799        386,495        209,552        194,006
                                              -----------     ----------     ----------     ----------
                                                2,786,350      2,539,525      1,441,821      1,253,085
                                              -----------     ----------     ----------     ----------
Net loss                                      $  (904,060)    $ (651,193)    $ (503,731)    $ (313,456)
                                              -----------     ----------     ----------     ----------
                                              -----------     ----------     ----------     ----------

                                                   Six months ended             Three months ended
                                                       June 30,                      June 30,
                                              --------------------------     -------------------------
Pointe Royal (Royal View)                        1997            1996           1997           1996
------------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                 $ 1,850,586     $1,863,644     $  936,691     $  931,716
Interest and other income                          71,947         81,791         42,250         36,975
                                              -----------     ----------     ----------     ----------
                                                1,922,533      1,945,435        978,941        968,691
                                              -----------     ----------     ----------     ----------
Expenses:
Operating                                       1,356,302        911,907        753,054        511,553
Interest                                        1,341,212      1,278,774        679,705        640,494
Depreciation                                      392,786        368,236        197,532        185,312
                                              -----------     ----------     ----------     ----------
                                                3,090,300      2,558,917      1,630,291      1,337,359
                                              -----------     ----------     ----------     ----------
Net loss                                      $(1,167,767)    $ (613,482)    $ (651,350)    $ (368,668)
                                              -----------     ----------     ----------     ----------
                                              -----------     ----------     ----------     ----------

D. Subsequent Event

   In August 1997, distributions of approximately $623,000 and $6,000 were paid to the unitholders and General Partner, respectively, for the quarter ended June 30, 1997.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of June 30, 1997, the Partnership had approximately $1,297,000 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses and other costs relating to the operation and administration of the Partnership's business. Cash expended at the property level in 1997 for capital expenditures will impact the cash flow received from the properties.

   The Partnership's future operating cash requirements and quarterly distributions are expected to be funded by Partnership operations. The distribution for the three months ended June 30, 1997 was funded from current and prior undistributed cash flow from operations. Because of the increased competition in the two market areas in which the properties underlying the Partnership's mortgage loan investments are located, there has been an increase in the properties' capital expenditures in order to maintain their competitiveness. As a result of these increased capital expenditures, the General Partner has lowered the distribution to 4.6% on an annualized basis or $11.50 per unit per quarter. It is not expected that in future years such capital expenditures will remain at the 1996-1997 level.

Results of Operations

   As of June 30, 1997 and 1996, occupancy rates for Westmont were 96.7% and 90.8%, respectively, and 100% and 98.6%, respectively, for Pointe Royal. Net income of the Partnership for the six and three months ended June 30, 1997 decreased by approximately $702,000 and $402,000 as compared to the same periods in 1996.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Equity income from the underlying properties (which increases the carrying value of the original investment) decreased approximately $705,000 and $407,000 for the six and three months ended June 30, 1997 as compared to the same periods in 1996. This decrease was primarily due to increased repairs and maintenance at Pointe Royal and Westmont of approximately $404,000 and $163,000, respectively. In addition, depreciation expense increased at Pointe Royal and Westmont by approximately $25,000 and $28,000, respectively, as a result of increased capital improvements at both properties. Interest received from mortgage loans for the six months ended June 30, 1997 and 1996 of approximately $1,130,000 and $2,036,000, respectively, and for the three months ended June 30, 1997 and 1996 of approximately $630,000 and $960,000, respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment. Interest received (paid from property cash flow) decreased approximately $906,000 and $330,000, respectively for the six and three months ended June 30, 1997 as compared to the same periods in 1996 primarily due to the reasons discussed above in addition to an increase in capital improvements at the properties.

   At June 30, 1997, the accrued interest liabilities at the property level were approximately $9,932,000. This accrued interest plus the original principal balances aggregate approximately $55,997,000. The ultimate collectibility of the accrued interest as well as full principal balances of the mortgage loans will depend upon the value of the underlying properties which are estimated, based on third party appraisals, to be less than the amounts due. However, the estimated property values exceed the Partnership's carrying amount of the investment in mortgage loans which is recorded using the equity method.

   Interest income from cash equivalents decreased by approximately $18,000 and $11,000 for the six and three months ended June 30, 1997 as compared to the same period in 1996 due primarily to lower cash balances.

   General and administrative expenses decreased by approximately $21,000 and $16,000 for the six and three months ended June 30, 1997 as compared to the same period in 1996 primarily due to decreased professional fees of approximately $10,000 in addition to lower overall costs associated with administering the partnership.

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

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eugene D. Burak                      Date: August 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant