Form 10-Q
period 1997-09-30
FOGELMAN MORTGAGE L P I
filed 1997-11-14
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

H QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

MTRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

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

   Indicate by check u whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _u_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $25,589,567      $26,123,955
Cash and cash equivalents                                                1,094,343        1,708,313
Deferred general partner's fees (net of accumulated
  amortization of $2,102,561 and $1,949,939 at
  September 30, 1997 and December 31, 1996, respectively)                  336,439          489,061
                                                                      -------------     ------------
Total assets                                                           $27,020,349      $28,321,329
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   375,768      $    88,550
Due to affiliates                                                           88,648           71,794
Accrued expenses                                                            43,842           45,362
                                                                      -------------     ------------
Total liabilities                                                          508,258          205,706
                                                                      -------------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       26,741,214       28,328,711
General partner                                                           (229,123)        (213,088)
                                                                      -------------     ------------
Total partners' capital                                                 26,512,091       28,115,623
                                                                      -------------     ------------
Total liabilities and partners' capital                                $27,020,349      $28,321,329
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended          Three months ended
                                                       September 30,               September 30,
                                                 -------------------------     ---------------------
                                                    1997           1996          1997         1996
----------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties     $1,137,031     $1,773,609     $406,291     $337,991
Interest income from cash equivalents                40,519         68,461       11,034       21,265
                                                 ----------     ----------     --------     --------
                                                  1,177,550      1,842,070      417,325      359,256
                                                 ----------     ----------     --------     --------
EXPENSES
General and administrative                          114,715        113,383       53,266       30,858
Amortization of deferred general partner's
  fees                                              152,622        152,622       50,874       50,874
                                                 ----------     ----------     --------     --------
                                                    267,337        266,005      104,140       81,732
                                                 ----------     ----------     --------     --------
Net income                                       $  910,213     $1,576,065     $313,185     $277,524
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Unitholders                                      $  730,095     $1,389,289     $253,048     $217,744
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partner:
Special distribution                             $  172,743     $  172,743     $ 57,581     $ 57,581
Other                                                 7,375         14,033        2,556        2,199
                                                 ----------     ----------     --------     --------
                                                 $  180,118     $  186,776     $ 60,137     $ 59,780
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per depositary unit                   $    13.47     $    25.63     $   4.67     $   4.02
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1996             $28,328,711     $(213,088)    $28,115,623
Net income                                                     730,095       180,118         910,213
Distributions                                               (2,317,592)     (196,153)     (2,513,745)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--September 30, 1997            $26,741,214     $(229,123)    $26,512,091
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                    $ 1,671,419     $ 2,575,994
Interest received from cash equivalents                                       40,519          68,461
Cash received for tax obligations of underlying properties                   464,319         478,511
Cash paid for tax obligations of underlying properties                      (177,101)       (178,861)
General and administrative expenses paid                                     (99,381)       (121,687)
                                                                         -----------     -----------
Net cash provided by operating activities                                  1,899,775       2,822,418

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (2,513,745)     (2,705,358)
                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents                        (613,970)        117,060
Cash and cash equivalents at beginning of period                           1,708,313       1,963,643
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 1,094,343     $ 2,080,703
                                                                         -----------     -----------
                                                                         -----------     -----------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $   910,213     $ 1,576,065
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred general partner's fees                              152,622         152,622
Equity income from the underlying properties                              (1,137,031)     (1,773,609)
Interest received from mortgage loans                                      1,671,419       2,575,994
Changes in:
Deposits held for tax obligations of underlying properties                   287,218         299,650
Accrued expenses                                                              (1,520)         (1,670)
Due to affiliates                                                             16,854          (6,634)
                                                                         -----------     -----------
Total adjustments                                                            989,562       1,246,353
                                                                         -----------     -----------
Net cash provided by operating activities                                $ 1,899,775     $ 2,822,418
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the 'Partnership') as of September 30, 1997, the results of its operations for the nine and three months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Prudential-Bache Properties, Inc. ('the General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were approximately $59,000 and $51,000 for the nine months ended September 30, 1997 and 1996, respectively, and $33,000 and $15,000 for the three months ended September 30, 1997 and 1996, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owns 835 units at September 30, 1997.

C. Summarized Property Financial Information

   Presented below is summarized unaudited financial information for the Westmont and Pointe Royal Projects representing the properties underlying the Partnership's two mortgage loan investments.

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------     -------------------------
Westmont (Chesterfield)                         1997            1996            1997           1996
------------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                $ 2,777,847     $ 2,723,927     $  963,952     $  897,404
Interest and other income                        105,569         100,232         37,174         38,423
                                             -----------     -----------     ----------     ----------
                                               2,883,416       2,824,159      1,001,126        935,827
                                             -----------     -----------     ----------     ----------
Expenses:
Operating                                      1,556,268       1,268,180        594,448        485,048
Interest                                       2,139,403       2,068,321        729,672        698,423
Depreciation                                     625,999         583,440        211,200        196,945
                                             -----------     -----------     ----------     ----------
                                               4,321,670       3,919,941      1,535,320      1,380,416
                                             -----------     -----------     ----------     ----------
Net loss                                     $(1,438,254)    $(1,095,782)    $ (534,194)    $ (444,589)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------     -------------------------
Pointe Royal (Royal View)                       1997            1996            1997           1996
------------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                $ 2,793,804     $ 2,819,848     $  943,218     $  956,205
Interest and other income                        101,823         118,413         29,876         36,622
                                             -----------     -----------     ----------     ----------
                                               2,895,627       2,938,261        973,094        992,827
                                             -----------     -----------     ----------     ----------
Expenses:
Operating                                      1,942,194       1,658,371        585,892        746,465
Interest                                       2,038,379       1,934,026        697,167        655,254
Depreciation                                     594,983         556,249        202,197        188,012
                                             -----------     -----------     ----------     ----------
                                               4,575,556       4,148,646      1,485,256      1,589,731
                                             -----------     -----------     ----------     ----------
Net loss                                     $(1,679,929)    $(1,210,385)    $ (512,162)    $ (596,904)
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------

D. Subsequent Event

   In November 1997, distributions of approximately $623,000 and $6,000 were paid to the Unitholders and General Partner, respectively, for the quarter ended September 30, 1997.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of September 30, 1997, the Partnership had approximately $1,094,000 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses, real estate taxes and other costs relating to the operation and administration of the Partnership's business. Cash expended at the property level in 1997 for capital expenditures will impact the cash flow received from the properties.

   The Partnership's future operating cash requirements and quarterly distributions are expected to be funded by Partnership operations. The distribution for the three months ended September 30, 1997 was funded from current and prior undistributed cash flow from operations. Because of the increased competition in the two market areas in which the properties underlying the Partnership's mortgage loan investments are located, there has been an increase in the properties' capital expenditures in order to maintain their competitiveness. As a result of these increased capital expenditures, the General Partner has lowered the distribution to 4.6% on an annualized basis or $11.50 per unit per quarter beginning with the distribution made for the second quarter of 1997.

Results of Operations

   As of September 30, 1997 and 1996, occupancy rates were 98.4% and 96.7%, respectively, for Westmont and 97.5% and 99.1%, respectively, for Pointe Royal. Net income of the Partnership decreased by approximately $666,000 and increased by approximately $36,000 respectively, for the nine and three months ended September 30, 1997 as compared to the same periods in 1996.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Equity income from the underlying properties (which increases the carrying value of the original investment) decreased approximately $637,000 for the nine months ended September 30, 1997 as compared to the same period in 1996, primarily due to increased repairs and maintenance at Pointe Royal and Westmont of approximately $210,000 and $268,000, respectively. In addition, depreciation expense increased at Pointe Royal and Westmont by approximately $39,000 and $43,000, respectively, as a result of increased capital improvements at both properties. Equity income increased approximately $68,000 for the three months ended September 30, 1997 as compared to the same period in 1996 primarily due to increased rental income at Westmont of approximately $65,000 partially offset by a $20,000 decrease at Point Royal. Interest received from mortgage loans for the nine months ended September 30, 1997 and 1996 of approximately $1,671,000 and $2,576,000, respectively, and for the three months ended September 30, 1997 and 1996 of approximately $541,000 and $540,000, respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment. Interest received (paid from property cash flow) decreased approximately $905,000 for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to the reasons discussed above in addition to an increase in capital improvements at the properties.

   At September 30, 1997, the accrued interest liabilities at the property level were approximately $10,723,000. This accrued interest plus the original principal balances of the mortgage loans aggregate approximately $56,788,000. The ultimate collectibility of the accrued interest as well as the full principal balances of the mortgage loans will depend upon the value of the underlying properties which are estimated, based on recent third party appraisals, to be less than the amounts due. This condition is expected to continue because of the increased competition in the markets where the two properties are located. However, the estimated property values exceed the Partnership's carrying amount of the investment in mortgage loans which is recorded using the equity method.

   Interest income from cash equivalents decreased by approximately $28,000 and $10,000 for the nine and three months ended September 30, 1997 as compared to the same period in 1996 due primarily to lower cash balances.

   General and administrative expenses increased approximately $22,000 for the three months ended September 30, 1997 as compared to the prior year due to an increase in overall costs of administering the Partnership.

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

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eugene D. Burak                      Date: November 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant