Form 10-K
period 1997-12-31
FOGELMAN MORTGAGE L P I
filed 1998-03-31
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code (212) 214-3500

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

   Amended and Restated Certificate and Agreement of Limited Partnership dated November 12, 1986, included as part of the Registration Statement (File No. 33-8596) filed with the Securities and Exchange Commission on November 26, 1986 pursuant to Rule 424(b) under the Securities Act of 1933, as amended on December 31, 1991 and on December 24, 1992, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Annual Report to Unitholders for the year ended December 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 9 through 10.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                               Table of Contents

PART I                                                                                        PAGE
Item  1   Business.........................................................................     3
Item  2   Properties.......................................................................     5
Item  3   Legal Proceedings................................................................     5
Item  4   Submission of Matters to a Vote of Unitholders...................................     5

PART II
Item  5   Market for Registrant's Units and Related Unitholder Matters.....................     5
Item  6   Selected Financial Data..........................................................     6
Item  7   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.....................................................................     6
Item  8   Financial Statements and Supplementary Data......................................     6
Item  9   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.....................................................................     6

PART III
Item 10   Directors and Executive Officers of the Registrant...............................     6
Item 11   Executive Compensation...........................................................     7
Item 12   Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13   Certain Relationships and Related Transactions...................................     8

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................     9
          Financial Statements and Financial Statement Schedules...........................     9
          Exhibits.........................................................................     9
          Reports on Form 8-K..............................................................    10
SIGNATURES.................................................................................    13

                                     PART I

Item 1. Business

General

   Fogelman Mortgage L.P. I (the 'Registrant'), a Tennessee limited partnership, was formed on September 4, 1986 and will terminate on December 31, 2016 unless terminated sooner under the provisions of the Amended and Restated Certificate and Agreement of Limited Partnership, as amended (the 'Partnership Agreement'). (See the discussion below concerning the Payoff Agreement and the possible earlier termination of the Partnership.) The Registrant was formed to invest in mortgage loans with the proceeds raised from the initial sale of 54,200 depositary units ('Units'). The Registrant invested in two mortgage loans (the 'Mortgage Loans'), which provided construction and permanent financing for the development of two multi-family residential apartment complexes. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Mortgage Loans consist of: (1) a loan (the 'Pointe Royal Loan') in the face amount of $22,745,000 made to FPI Royal View, Ltd., L.P. ('Pointe Royal'), which is secured by a first mortgage and related security documents encumbering the Pointe Royal Apartments, which is a 437 unit residential rental property located in Overland Park, Kansas (the 'Pointe Royal Property'); and (2) a loan (the 'Westmont Loan') in the face amount of $23,320,000 made to FPI Chesterfield, L.P. ('Westmont' and together with Pointe Royal, the 'Partnerships'), which is secured by a first mortgage and related security documents that encumber the Westmont Apartments, a 489 unit residential rental property located in Chesterfield, Missouri (the 'Westmont Property' and together with the Pointe Royal Property, the 'Properties'). Fogelman Enterprises, L.P., a Delaware limited partnership ('FELP'), and Avron B. Fogelman, an individual ('ABF') are the general partners of each of the Partnerships.

   On January 30, 1998, the Registrant entered into an agreement (the 'Payoff Agreement') with FELP and ABF which supersedes the November 26, 1997 agreement previously entered into by the parties. Through its general partner, Prudential-Bache Properties, Inc. ('PBP'), the Registrant has advised FELP that the Registrant will accept the Payoff Amount, as hereinafter defined, in full satisfaction of the Mortgage Loans if the Transactions, as hereinafter defined, are approved by a majority in interest of the unitholders of the Registrant. PBP has received a written opinion from its advisor to the effect that the offer to payoff the Mortgage Loans pursuant to the terms of the Payoff Agreement (the 'Transactions') are fair to the Registrant and the Unitholders from a financial point of view. If the Transactions are approved by the Unitholders, the Registrant intends to consummate the Transactions, distribute the Payoff Amount (net of expenses) and the remaining net assets of the Registrant and liquidate the Registrant.

   Pursuant to the Payoff Agreement, FELP has agreed to pay to the Registrant the payoff amount ('Payoff Amount') of $48,000,000 and an amount, if any, by which the aggregate amount of interest paid to the Registrant by the Partnerships in respect of the Mortgage Loans for the period from October 1, 1997, through the closing of the Transactions is less than the interest on the face amount of the Mortgage Loans during such period calculated at an annual rate of 7.7%.

   The Transactions must be consummated not later than May 29, 1998.

   The Registrant is engaged solely in the business of investing in mortgage loans; therefore, presentation of industry segment information is not applicable. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Partner

   The general partner of the Registrant is Prudential-Bache Properties, Inc. ('PBP' or the 'General Partner').

Mortgage Loans and Properties Underlying Mortgage Loans

   The Pointe Royal project, which secures the Pointe Royal Loan, is located in Overland Park, Kansas and is a townhouse apartment community consisting of 52 buildings on approximately 35 acres of land. As of December 31, 1997, the monthly rents at the Pointe Royal project range from $610 to $930.

   The Westmont project, which secures the Westmont Loan, is located in Chesterfield, Missouri and is an apartment community consisting of 25 buildings on approximately 58 acres of land. As of December 31, 1997, the monthly rents at the Westmont project range from $605 to $840.

                                                                                           Information on
                                                                                        Underlying Properties
                                                                               ---------------------------------------
                                  Original      Interest                                     Average
                                  Amount of     Rate on                         Average      Monthly
                                  Mortgage      Mortgage          Maturity     Occupancy      Rental      Rental Units
Property          Closing Date      Loan          Loan              Date         Rates        Rates        Available
---------------- --------------- -----------  ------------     --------------  ---------  --------------  ------------

Pointe Royal
Overland Park,
Kansas           April 23, 1987  $22,745,000        9.5%       April 23, 1999     96.7%        $793           437

Westmont
Chesterfield,
Missouri         July 8, 1987     23,320,000        9.5          July 8, 1999     96.7          710           489
---------------
Average occupancy and rental rates are for the twelve months ended December 31, 1997.

   The interest pay rate on the Mortgage Loans has been modified and is equal to the net property cash flow generated by the respective Properties payable monthly (4.5% for 1997), with the difference between the amount actually paid and the original pay rate of 9.5% per annum being accounted for in a separate account for each Property, which itself bears interest at 9.5% per annum ('Unpaid Interest'). The Mortgage Loans require current payments of interest only with balloon payments of the entire principal and Unpaid Interest amounts due from sale or refinancing proceeds or upon maturity. The ultimate collectibility of the Unpaid Interest as well as the full principal of the Mortgage Loans will depend upon the value of the underlying properties which are currently estimated, based on third party appraisals, to be less than the amounts due. However, the estimated property values exceed the Registrant's carrying amount of the Mortgage Loans, which is recorded based upon the equity method of accounting. A full appraisal for both properties was obtained in 1997. The values of Pointe Royal and Westmont estimated in the appraisal reports were $24,200,000 and $25,600,000, respectively, as of April 15, 1997. (See above discussion of proposed payoff of Mortgage Loans.)

   Following is the interest received from each of the Registrant's Mortgage Loans as a percentage of total interest received and the equity income on the underlying properties as a percentage of total equity income:

                     Interest Received                    Equity Income
                   ----------------------             ----------------------
                   1997     1996     1995             1997     1996     1995
                   ----     ----     ----             ----     ----     ----
Pointe Royal       34.6%    43.2%    49.4%            43.5%    44.3%    46.8%
Westmont           65.4%    56.8%    50.6%            56.5%    55.7%    53.2%

   For summary financial statements of the underlying properties, see Note F to the financial statements in the Registrant's Annual Report to Unitholders for the year ended December 31, 1997 ('Registrant's Annual Report') which is filed as an exhibit hereto.

Competition

   The General Partner has formed various entities to engage in businesses which may be competitive with the Registrant. Both of the Properties collateralizing the Mortgage Loans are located in markets where the property manager manages other apartment complexes.

   The Registrant's business is affected by competition to the extent that the underlying properties from which it derives interest payments are subject to competition from neighboring properties. The Westmont apartments are located in the St. Louis metropolitan area and the Pointe Royal apartments are located in the Kansas City metropolitan area. The Properties' occupancy and rental rates are comparable to their competitors. However, the value of the Properties has declined between the two most recent appraisals and may continue to decline as construction with newer and superior amenities adds to the competitive pressure on the property values, particularly in Overland, Park, Kansas where the Pointe Royal Apartments is located.

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

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

   As of March 5, 1998 there were 4,979 holders of record owning 54,200 Units. A significant secondary market for the Units has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders during the following calendar quarters.

   Quarter Ended        1997       1996
-------------------    ------     ------
March 31               $15.63     $15.00
June 30                 15.63      15.63
September 30            11.50      15.63
December 31             11.50      15.63

   There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1997 were funded from current and prior undistributed cash flow from operations. Approximately $2,023,000 and $1,291,000 of the distributions paid to Unitholders during 1997 and 1996, respectively, represent a return of capital on a generally accepted accounting principles (GAAP) basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income allocated to Unitholders. The Registrant currently does not expect that quarterly cash distributions will continue to be paid in the future subject to the approval by the Unitholders of the proposed disposition of the Mortgage Loans. (See Item 1 above for discussion of proposed payoff of Mortgage Loans.) However, if the Mortgage Loans are paid off pursuant to the Payoff Agreement, distributions of the net Payoff Amount and the remaining assets will be made to Unitholders.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1997          1996          1995          1994          1993
                                 -----------   -----------   -----------   -----------   -----------
  Equity income from the
     underlying properties       $ 1,633,515   $ 2,557,797   $ 2,166,858   $ 2,267,243   $ 2,082,554
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Net income                     $ 1,157,009   $ 2,314,871   $ 1,929,656   $ 1,997,698   $ 1,773,686
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Net income per Unit            $     16.93   $     38.08   $     31.04   $     32.28   $     28.19
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Total assets                   $26,408,195   $28,321,329   $29,783,810   $31,191,034   $32,349,343
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Total Unitholder
     distributions               $ 2,940,892   $ 3,354,437   $ 3,116,500   $ 2,981,000   $ 2,879,387
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
  Unitholder
     distributions per Unit      $     54.26   $     61.89   $     57.50   $     55.00   $     53.13
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Brian J. Martin                 President, Chief Executive Officer,
                                  Chairman of the Board of Directors
                                  and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial
                                  Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Senior Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 49, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 52, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 54, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 55, is a Director of PBP. He is a Senior Vice President and Senior Counsel of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 47, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and a Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and a Director of Prudential-Bache Properties, Inc.

   There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partner for services provided to the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 5, 1998, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 5, 1998, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 5, 1998, no beneficial owners who are neither a director nor officer of the General Partner beneficially own more than five percent of the Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A and E to the financial statements in the Registrant's Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                           Page in
                                                                                        Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's Annual Report which is filed as an exhibit hereto
          Reports of Independent Accountants:
                                                                                                2
          Report of Independent Accountants at December 31, 1997 and 1996 and for
          the years then ended
                                                                                               2A
          Independent Auditors' Report for the year ended December 31, 1995
          Financial Statements:
                                                                                                3
          Statements of Financial Condition--December 31, 1997 and 1996
                                                                                                4
          Statements of Operations--Three years ended December 31, 1997
                                                                                                4
          Statements of Changes in Partners' Capital--Three years ended
          December 31, 1997
                                                                                                5
          Statements of Cash Flows--Three years ended December 31, 1997
                                                                                                6
          Notes to Financial Statements
     2.   Financial Statement Schedule and Report of Independent Accountants
          Report of Independent Accountants on Financial Statement Schedule
          Schedule:
          IV--Mortgage Loans on Real Estate--December 31, 1997

          Separate Financial Statements for Pointe Royal Project and Westmont Project
          Financial Statements:
          Report of Independent Auditors
          Statements of Assets, Liabilities and Project Deficit--December 31, 1997
          and 1996
          Statements of Revenues and Expenses and Changes in Project Deficit--Three
          years ended December 31, 1997
          Statements of Cash Flows--Three years ended December 31, 1997
          Notes to Financial Statements
          All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

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

          10.1   Assignment of Partnership Interest by Fogelman Assignor L.P., Inc. to
                 Prudential-Bache Investor Services II, Inc. dated December 14, 1992
                 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
          10.2   Assignment of Partnership Interest by Fogelman Mortgage Partners I, Inc. to
                 Prudential-Bache Properties, Inc. dated December 14, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992)
          10.3   Assignment of Partnership Interest by ABF to Prudential-Bache Properties,
                 Inc. dated December 14, 1992 (incorporated by reference to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31, 1992)
          10.4   Second Amendment to Loan Agreement dated as of December 24, 1992 between the
                 Registrant and FPI Chesterfield, L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.5   Release, Discharge and Cancellation of Guaranty between the Registrant and
                 Avron B. Fogelman dated December 24, 1992 (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.6   Third Amendment to Loan Agreement dated December 24, 1992 between the Regis-
                 trant and FPI Royal View, Ltd., L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.7   Amended and Restated Payoff Agreement dated January 30, 1998 between the
                 Registrant, Fogelman Enterprises, L.P. and ABF (filed herewith)
          13.1   Registrant's Annual Report to Unitholders for the year ended December 31,
                 1997 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
          16.1   Letter dated May 15, 1996 from Deloitte & Touche LLP to the Securities and
                 Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K
                 dated May 14, 1996)
          19.1   First Amendment to Amended and Restated Certificate and Agreement of Limited
                 Partnership dated December 31, 1991 (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          19.2   Amended Stipulation of Settlement dated February 25, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992)
          27     Financial Data Schedule (filed herewith)

(b)       Reports on Form 8-K
          Registrant's Current Report on Form 8-K dated November 26, 1997, as filed with the
          Securities and Exchange Commission on December 10, 1997 relating to Item 5 regarding the entering into an agreement to payoff the Registrant's two mortgage loans.
          Registrant's Current Report on Form 8-K dated January 30, 1998, as filed with the
          Securities and Exchange Commission on February 5, 1998 relating to Item 5 regarding the entering into a revised agreement to payoff the Registrant's two mortgage loans.

Price Waterhouse LLP (LOGO)
1177 Avenue of the Americas
New York, NY 10036
Telephone  212 596-7000
Facsimile  212 596-8910

Report of Independent Accountants on
Financial Statement Schedule

February 13, 1998

To the Unitholders and
General Partner of Fogelman Mortgage L.P. I

Our audit of the financial statements referred to in our report dated February 13, 1998 appearing in the 1997 Annual Report to Unitholders of Fogelman Mortgage L.P. I (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ Price Waterhouse LLP

                            FOGELMAN MORTGAGE L.P. I
                   Schedule IV--Mortgage Loans On Real Estate
                               December 31, 1997

MORTGAGE LOANS ON REAL ESTATE

--------------------------------------------------------------------------------------------------------------

                                                                  Periodic
                                              Final maturity      payment                      Face amount of
      Description          Interest rate           date            terms       Prior liens        mortgage
--------------------------------------------------------------------------------------------------------------

Pointe Royal
First Mortgage Loan (A)          9.5%(C)      April 23, 1999        (C)            None          $22,745,000

Westmont
First Mortgage Loan (B)          9.5%(C)      July 8, 1999          (C)            None           23,320,000
                                                                                               ---------------
                                                                                                 $46,065,000
                                                                                               ---------------
                                                                                               ---------------

                         Carrying amount of
      Description           mortgage (D)
--------------------------------------------------------------
Pointe Royal
First Mortgage Loan (A)     $ 13,236,500
Westmont
First Mortgage Loan (B)       12,465,246
                         ------------------
                            $ 25,701,746
                         ------------------
                         ------------------

(A) Multi-family residential apartment complex--Overland Park, Kansas

(B) Multi-family residential apartment complex--Chesterfield, Missouri

(C) The interest pay rate has been modified and is equal to the net property cash flow generated by the respective Properties payable monthly (4.5% for 1997), with the difference between the amount actually paid and the original pay rate of 9.5% per annum being accounted for in a separate account for each Property, which itself bears interest at 9.5% per annum. The Mortgage Loans require current payments of interest only with balloon payments of the entire principal and Unpaid Interest amounts due from sale or refinancing proceeds or upon maturity (the twelfth anniversary of the respective loan closing dates). The Mortgage Loans as of December 31, 1997, may be prepaid in whole with no prepayment penalty.

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

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eugene D. Burak                      Date: March 31, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: March 31, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director

     By: /s/ Barbara J. Brooks                    Date: March 31, 1998
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer

     By: /s/ Eugene D. Burak                      Date: March 31, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President

     By: /s/ Frank W. Giordano                    Date: March 31, 1998
     ----------------------------------------
     Frank W. Giordano
     Director

     By: /s/ Nathalie P. Maio                     Date: March 31, 1998
     ----------------------------------------
     Nathalie P. Maio
     Director
                                       13