Form 10-K/A
period 1997-12-31
FOGELMAN MORTGAGE L P I
filed 1998-04-20
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

This Annual Report on Form 10-K/A for the Registrant for the year ended December 31, 1997 is being filed to include herewith certain exhibits under Item 14(a) not previously included in the original Form 10-K filing on March 31, 1998.

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

          10.1   Loan Agreement dated as of April 23, 1987 and amended as of July 7, 1987, between FPI Royal View, Ltd., L.P. and the Registrant (filed herewith)
          10.2   Loan Agreement dated as of July 8, 1987, between FPI Chesterfield, L.P. and the Registrant (filed herewith)
          10.3   Promissory Note Modification Agreement dated as of April 23, 1987 between
                 FPI Royal View, Ltd., L.P. and The Merchants Bank (filed herewith)
          10.4   Promissory Note Modification Agreement dated as of January 1, 1990 between
                 FPI Chesterfield, L.P. and the Registrant (filed herewith)
          10.5   Amendment to Loan Agreement dated as of January 1, 1990 between the
                 Registrant and FPI Chesterfield, L.P. (filed herewith)
          10.6   Second Amendment to Loan Agreement dated as of January 1, 1990 between the
                 Registrant and FPI Royal View, Ltd., L.P. (filed herewith)
          10.7   Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of July 8, 1987 and amended as of January 1, 1990 between FPI
                 Chesterfield, L.P. and the Registrant (filed herewith)
          10.8   Second Promissory Note Modification Agreement dated as of January 1, 1990 between FPI Royal View, Ltd., L.P. and the Registrant (filed herewith)
          10.9   Mortgage and Security Agreement Modification Agreement dated as of April 23,
                 1987 and amended as of January 1, 1990 between FPI Royal View Ltd., L.P. and the Registrant (filed herewith)
          10.10  Guaranty dated as of July 8, 1987 by Avron B. Fogelman ('ABF') in favor of the Registrant with respect to the indebtedness of FPI Chesterfield, L.P.
                 (filed herewith)
          10.11  Guaranty dated as of April 23, 1987 by ABF in favor of the Registrant with respect to the indebtedness of FPI Royal View Ltd., L.P. (filed herewith)
          10.12  Assignment of Partnership Interest by Fogelman Assignor L.P., Inc. to
                 Prudential-Bache Investor Services II, Inc. dated December 14, 1992
                 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
          10.13  Assignment of Partnership Interest by Fogelman Mortgage Partners I, Inc. to
                 Prudential-Bache Properties, Inc. dated December 14, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992)
          10.14  Assignment of Partnership Interest by ABF to Prudential-Bache Properties,
                 Inc. dated December 14, 1992 (incorporated by reference to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31, 1992)
          10.15  Second Amendment to Loan Agreement dated as of December 24, 1992 between the
                 Registrant and FPI Chesterfield, L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.16  Release, Discharge and Cancellation of Guaranty between the Registrant and
                 Avron B. Fogelman dated December 24, 1992 (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.17  Third Amendment to Loan Agreement dated December 24, 1992 between the Regis-
                 trant and FPI Royal View, Ltd., L.P. (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992)
          10.18  Amended and Restated Payoff Agreement dated January 30, 1998 between the
                 Registrant, Fogelman Enterprises, L.P. and ABF (filed herewith)

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

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eugene D. Burak                      Date: April 20, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: April 20, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director

     By: /s/ Barbara J. Brooks                    Date: April 20, 1998
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer

     By: /s/ Eugene D. Burak                      Date: April 20, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President

     By: /s/ Frank W. Giordano                    Date: April 20, 1998
     ----------------------------------------
     Frank W. Giordano
     Director

     By: /s/ Nathalie P. Maio                     Date: April 20, 1998
     ----------------------------------------
     Nathalie P. Maio
     Director
                                       14