Form 10-Q
period 1998-03-31
FOGELMAN MORTGAGE L P I
filed 1998-05-15
CIK 800608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
ASSETS
Investments in mortgage loans                                          $25,501,688     $25,701,746
Cash and cash equivalents                                                  823,879         420,884
Deferred General Partner's fees (net of accumulated
  amortization of $2,204,309 and $2,153,435 at
  March 31, 1998 and December 31, 1997, respectively)                      234,691         285,565
                                                                       -----------     ------------
Total assets                                                           $26,560,258     $26,408,195
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits held for tax obligations of underlying properties             $   247,024     $    86,068
Due to affiliates                                                           90,698          73,238
Accrued expenses                                                           246,410         177,179
                                                                       -----------     ------------
Total liabilities                                                          584,132         336,485
                                                                       -----------     ------------
Partners' capital
Unitholders (54,200 units issued and outstanding)                       26,210,608      26,305,236
General Partner                                                           (234,482)       (233,526)
                                                                       -----------     ------------
Total partners' capital                                                 25,976,126      26,071,710
                                                                       -----------     ------------
Total liabilities and partners' capital                                $26,560,258     $26,408,195
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                             ---------------------
                                                                               1998         1997
--------------------------------------------------------------------------------------------------
REVENUES
Equity income from the underlying properties                                 $779,246     $466,777
Interest income                                                                 5,585       15,444
                                                                             --------     --------
                                                                              784,831      482,221
                                                                             --------     --------
EXPENSES
General and administrative                                                    142,364       29,912
Amortization of deferred General Partner's fees                                50,874       50,874
                                                                             --------     --------
                                                                              193,238       80,786
                                                                             --------     --------
Net income                                                                   $591,593     $401,435
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Unitholders                                                                  $528,672     $340,415
                                                                             --------     --------
                                                                             --------     --------
General Partner:
Special distribution                                                         $ 57,581     $ 57,581
Other                                                                           5,340        3,439
                                                                             --------     --------
                                                                             $ 62,921     $ 61,020
                                                                             --------     --------
                                                                             --------     --------
Net income per depositary unit                                               $   9.75     $   6.28
                                                                             --------     --------
                                                                             --------     --------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                            GENERAL
                                                           UNITHOLDERS      PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1997             $26,305,236     $(233,526)    $26,071,710
Net income                                                     528,672        62,921         591,593
Distributions                                                 (623,300)      (63,877)       (687,177)
                                                           -----------     ---------     -----------
Partners' capital (deficit)--March 31, 1998                $26,210,608     $(234,482)    $25,976,126
                                                           -----------     ---------     -----------
                                                           -----------     ---------     -----------
----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                             1998           1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received from mortgage loans                                     $  979,304     $  499,914
Interest received from cash equivalents                                        5,585         15,444
Cash received for tax obligations of underlying properties                   160,956        154,773
General and administrative expenses paid                                     (55,673)       (18,975)
                                                                          ----------     ----------
Net cash provided by operating activities                                  1,090,172        651,156

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                   (687,177)      (913,284)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                         402,995       (262,128)
Cash and cash equivalents at beginning of period                             420,884      1,708,313
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $  823,879     $1,446,185
                                                                          ----------     ----------
                                                                          ----------     ----------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  591,593     $  401,435
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred General Partner's fees                               50,874         50,874
Equity income from the underlying properties                                (779,246)      (466,777)
Interest received from mortgage loans                                        979,304        499,914
Changes in:
Deposits held for tax obligations of underlying properties                   160,956        154,773
Accrued expenses                                                              69,231          1,027
Due to affiliates                                                             17,460          9,910
                                                                          ----------     ----------
Total adjustments                                                            498,579        249,721
                                                                          ----------     ----------
Net cash provided by operating activities                                 $1,090,172     $  651,156
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
             The accompanying notes are an integral part of these statements.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Fogelman Mortgage L.P. I (the 'Partnership') as of March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   On January 30, 1998, the Partnership entered into an amended and restated payoff agreement (the 'Payoff Agreement') with Fogelman Enterprises, L.P., a Delaware limited partnership ('FELP') and Avron B. Fogelman ('ABF'). Through Prudential-Bache Properties, Inc. ('PBP' or the 'General Partner'), the Partnership has advised FELP that the Partnership will accept the Payoff Amount, as hereinafter defined, in full satisfaction of the mortgage loans in which the Partnership invested (the 'Mortgage Loans') if the Transactions, as hereinafter defined, are approved by a majority in interest of the Unitholders of the Partnership. PBP has received a written opinion from its advisor to the effect that the offer to pay off the Mortgage Loans pursuant to the terms of the Payoff Agreement (the 'Transactions') is fair to the Partnership and the Unitholders from a financial point of view. Pursuant to the Payoff Agreement, FELP has agreed to pay to the Partnership the payoff amount ('Payoff Amount') of $48,000,000 and an amount, if any, by which the aggregate amount of interest paid to the Partnership in respect of the Mortgage Loans for the period from October 1, 1997, through the closing of the Transactions is less than the interest on the face amount of the Mortgage Loans during such period calculated at an annual rate of 7.7%.

   In April 1998, the Partnership mailed to all Unitholders a consent solicitation statement (the 'Consent Statement') asking for their written consent to approve the payoff of the Mortgage Loans, as more fully described in the Consent Statement. If the Transactions are approved by the Unitholders, the Partnership intends to consummate the Transactions, distribute the Payoff Amount (net of expenses) and the remaining net assets of the Partnership and liquidate the Partnership. The Transactions are required to be consummated not later than May 29, 1998.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. These costs and expenses were approximately $19,800 and $13,100 for the three months ended March 31, 1998 and 1997, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term investments pursuant to guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owns 835 units at March 31, 1998.

C. Summarized Property Financial Information

   Presented below is summarized unaudited financial information for the Westmont and Pointe Royal Projects representing the properties underlying the Partnership's investment in the Mortgage Loans.

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
Westmont (Chesterfield)                                                     1998           1997
--------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                                            $  986,053     $  915,612
Interest and other income                                                    33,819         28,588
                                                                         ----------     ----------
                                                                          1,019,872        944,200
                                                                         ----------     ----------
Expenses:
Operating                                                                   435,904        443,076
Interest                                                                    716,557        696,206
Depreciation                                                                213,687        205,247
                                                                         ----------     ----------
                                                                          1,366,148      1,344,529
                                                                         ----------     ----------
Net loss                                                                 $ (346,276)    $ (400,329)
                                                                         ----------     ----------
                                                                         ----------     ----------

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
Pointe Royal (Royal View)                                                   1998           1997
--------------------------------------------------------------------------------------------------
Revenues:
Rental Income                                                            $  962,897     $  913,895
Interest and other income                                                    35,250         29,697
                                                                         ----------     ----------
                                                                            998,147        943,592
                                                                         ----------     ----------
Expenses:
Operating                                                                   402,136        603,248
Interest                                                                    693,658        661,507
Depreciation                                                                212,855        195,254
                                                                         ----------     ----------
                                                                          1,308,649      1,460,009
                                                                         ----------     ----------
Net loss                                                                 $ (310,502)    $ (516,417)
                                                                         ----------     ----------
                                                                         ----------     ----------

D. Subsequent Event

   In May 1998, distributions of approximately $623,000 and $6,000 were paid to the Unitholders and General Partner, respectively, for the quarter ended March 31, 1998.

                            FOGELMAN MORTGAGE L.P. I
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership provides permanent financing for two multi-family residential apartment complexes. As of March 31, 1998, the Partnership had $824,000 of funds available which may be used to pay distributions, unanticipated or extraordinary expenses, real estate taxes and other costs relating to the operation and administration of the Partnership's business. Cash expended at the property level in 1998 for capital expenditures will impact the cash flow received from the properties.

   In April 1998, the General Partner mailed to all Unitholders a Consent Statement asking for their written consent to approve the payoff of the Mortgage Loans, as more fully described in the Consent Statement and Note A to the financial statements.

   The level of future distributions will be based primarily on the payoff of the Mortgage Loans as well as from cash flows from operations of the Partnership.

Results of Operations

   As of March 31, 1998 and 1997, occupancy rates for Westmont were 99.0% and 94.7%, respectively, and 97.7% and 93.1%, respectively, for Pointe Royal. Net income of the Partnership for the three months ended March 31, 1998 increased by $190,000 as compared to the same period in 1997.

   For financial reporting purposes, the Partnership's mortgage loans are considered, in substance, to be investments in real estate and are accounted for using the equity method. Equity income from the underlying properties (which increases the carrying value of the original investment) increased by $312,000 for the three months ended March 31, 1998 as compared to the same period in 1997. This increase was primarily due to decreased repairs and maintenance at Pointe Royal and Westmont of $198,000 and $35,000, respectively. In addition, rental income increased at Pointe Royal and Westmont by $49,000 and $70,000, respectively, as a result of increased occupancies and rental rates at both properties.

   Interest received from mortgage loans for the three months ended March 31, 1998 and 1997 of $979,000 and $500,000, respectively, is accounted for as distributions and, accordingly, reduces the carrying value of the original investment. Interest received (paid from property cash flow) increased by $479,000 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to the reasons noted above in addition to a decrease in capital improvements at the properties.

   Interest income from cash equivalents decreased by $10,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to lower cash balances.

   General and administrative expenses increased $112,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to professional fees incurred in connection with the Partnership preparing the Consent Statement to the Unitholders.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters which were submitted to Unitholders during the quarter ended March 31, 1998. However, in April 1998, a Consent Solicitation Statement was sent to all Unitholders. See Note A to the financial statements filed herewith in Item 1 of Part 1 for further information.

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    3.1 Amended and Restated Certificate and Agreement of Limited Partnership dated November 12, 1986 (incorporated by reference to Registration Statement No. 33-8596 dated November 24, 1986)

    3.2 Second Amendment to Amended and Restated Certificate and Agreement of Limited Partnership dated December 24, 1992 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

   10.1 Amended and Restated Payoff Agreement dated January 30, 1998 between the Registrant, Fogelman Enterprises, L.P. and ABF (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

    27  Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K

    Registrant's Current Report on Form 8-K dated January 30, 1998, as filed with the Securities and Exchange Commission on February 5, 1998 relating to
    Item 5 regarding the entering into a revised agreement to pay off the Registrant's Mortgage Loans.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fogelman Mortgage L.P. I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/ Eugene D. Burak                      Date: May 15, 1998
    ----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       9